Form 10QSB
period 2000-09-30
MONROE JAMES BANCORP INC
filed 2000-10-25
CIK 1114868

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000
                                    ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ________________________

                        Commission file number 333-38098

                           JAMES MONROE BANCORP, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)

           VIRGINIA                                      54-1941875
--------------------------------            ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                  3033 WILSON BLVD., ARLINGTON, VIRGINIA 22201

                    (Address of Principal Executive Offices)

                                  703-524-8100

                (Issuer's Telephone Number, Including Area Code)

                                       N/A

              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____. No ____.

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 25, 2000.

             Common stock, $1 par value--841,219 shares outstanding

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                       Page. No.

Part I. Financial Information

        Item. 1. Financial Statements
                 Consolidated Balance Sheets at September 30, 2000
                      and December 31, 1999                                 3
                 Consolidated Income Statements for the three-months
                      and nine-months Ended September 30, 2000 and
                      September 30, 1999                                    4
                 Consolidated Statements of Changes in Shareholders'
                      Equity (Deficit) for the nine-months ended
                      September 30, 2000 and September 30, 1999             5
                 Consolidated Statements of Cash Flows for the nine-months
                      ended September 30, 2000 and 1999                     6
                 Notes to Consolidated Financial Statements                 7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        9

Part II.Other Information

        Item 1.  Legal                                                     23

        Item 2.  Changes in Securities and Use of Proceeds                 23

        Item 3.  Defaults Upon Senior Securities                           23

        Item 4.  Submission of Matters to a Vote of Security Holders       23

        Item 5.  Other Information                                         23

        Item 6.  Exhibits and Reports on Form 8-K                          24

                          PART 1. FINANCIAL INFORMATION

Item. 1. FINANCIAL STATEMENTS


                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)


                                                                                               (Unaudited)         (Audited)
                                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                                   2000               1999
                                                                                              ----------------   --------------
          ASSETS

Cash and due from banks                                                                          $  4,903            $  2,641
Federal funds sold                                                                                  7,844               1,537
Securities available-for-sale at fair value                                                        19,112              13,518
Loans, net of allowance for loan losses of $546,000 in 2000
     and $363,000 in 1999                                                                          44,676              30,676
Bank premises and equipment, net                                                                      698                 714
Accrued interest receivable                                                                           492                 346
Other assets                                                                                          384                 186
                                                                                                 --------            --------

                                                                                                 $ 78,109            $ 49,618
                                                                                                 ========            ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing deposits                                                                 $ 20,429            $ 13,217
    Interest-bearing deposits                                                                      49,972              29,602
                                                                                                 --------            --------
          Total deposits                                                                           70,401              42,819

  Accrued interest payable and other liabilities                                                      424                 199
                                                                                                 --------            --------
          Total liabilities                                                                        70,825              43,018

STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized 2,000,000 shares; issued and
    outstanding 744,290 in 2000 and 742,590 in 1999                                                   744                 743
  Capital surplus                                                                                   6,699               6,683
  Retained earnings (deficit)                                                                          (2)               (581)
  Accumulated other comprehensive (loss)                                                             (157)               (245)
                                                                                                 --------            --------
          Total stockholders' equity                                                                7,284               6,600
                                                                                                 --------            --------

                                                                                                 $ 78,109            $ 49,618
                                                                                                 ========            ========

Notes to financial statements are an integral part of these statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)



                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        -----------------------------  ----------------------------
                                                                        SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                             2000           1999           2000           1999
                                                                           --------       --------       --------       --------
INTEREST INCOME:
  Loans, including fees                                                       1,081            556       $  2,799       $  1,353
  Securities, taxable                                                           267            158            735            408
  Federal funds sold                                                             99             87            181            180
                                                                           --------       --------       --------       --------
          Total interest income                                               1,447            801          3,715          1,941

INTEREST EXPENSE:
  Deposits                                                                      622            267          1,429            607
  Borrowed funds                                                                 --             --              3             --
                                                                           --------       --------       --------       --------
          Total interest expense                                                622            267          1,432            607
                                                                           --------       --------       --------       --------
          Net interest income                                                   825            534          2,283          1,334

PROVISION FOR LOAN LOSSES                                                        49             66            183            179
                                                                           --------       --------       --------       --------
          Net interest income after provision for loan losses                   776            468          2,100          1,155

NONINTEREST INCOME:
  Service charges and fees                                                       49             33            145             66
  Gain on sale of securities                                                      2             --              2
  Other                                                                          28             13             59             30
                                                                           --------       --------       --------       --------
          Total noninterest income                                               79             46            206             96

NONINTEREST EXPENSES:
  Salaries and wages                                                            252            183            768            497
  Employee benefits                                                              33             23            107             69
  Occupancy expenses                                                             66             59            197            166
  Equipment expenses                                                             38             26            116             76
  Other operating expenses                                                      189            159            517            377
                                                                           --------       --------       --------       --------
                                                                                578            450          1,705          1,185
                                                                           --------       --------       --------       --------

          Income (loss) before income taxes                                     277             64            601             66
PROVISION FOR INCOME TAXES                                                       22             --             22             --
                                                                           --------       --------       --------       --------

          Net income (loss)                                                $    255       $     64       $    579       $     66
                                                                           ========       ========       ========       ========

EARNINGS PER SHARE-BASIC                                                   $   0.34       $   0.09       $   0.78       $   0.09
                                                                           ========       ========       ========       ========
EARNINGS PER SHARE-DILUTED                                                 $   0.33       $   0.08       $   0.76       $   0.09
                                                                           ========       ========       ========       ========

Weighted-average diluted shares outstanding                                 770,207        762,658        766,437        761,470
                                                                           ========       ========       ========       ========


Notes to financial statements are an integral part of these statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

              For the Nine Months Ended September 30, 2000 and 1999
                                ($ in thousands)
                                   (Unaudited)

                                                                                            ACCUMULATED
                                                                                              OTHER
                                                                               RETAINED       COMPRE-      COMPRE-        TOTAL
                                                      COMMON      CAPITAL      EARNINGS       HENSIVE      HENSIVE    STOCKHOLDERS'
                                                      STOCK       SURPLUS      (DEFICIT)       (LOSS)      INCOME        EQUITY
                                                     -------      -------       -------       -------      -------       -------
BALANCE, JANUARY 1, 1999                             $   738      $ 6,638      $  (707)      $   (11)                    $ 6,658
  Comprehensive (loss):
    Net income                                                                      66                     $    66            66
    Net change in unrealized (losses)
      on available for sale securities,
      net of deferred taxes of $98                                                              (192)         (192)         (192)
                                                                                                           -------
  Total comprehensive (loss)                                                                               $  (126)
                                                                                                           =======
  Issuance of common stock                                 5           45           --            --                          50
                                                     -------      -------       -------       -------                    -------
BALANCE, SEPTEMBER 30, 1999                          $   743      $ 6,683      $  (641)      $  (203)                    $ 6,582
                                                     =======      =======       =======       =======                    =======



                                                                                            ACCUMULATED
                                                                                              OTHER
                                                                               RETAINED       COMPRE-      COMPRE-        TOTAL
                                                      COMMON      CAPITAL      EARNINGS       HENSIVE      HENSIVE    STOCKHOLDERS'
                                                      STOCK       SURPLUS      (DEFICIT)   INCOME/(LOSS)   INCOME        EQUITY
                                                     -------      -------       -------    -------------   -------      --------
BALANCE, JANUARY 1, 2000                             $   743      $ 6,683      $  (581)      $  (245)                    $ 6,600
  Comprehensive income/(loss):
    Net income                                                                     579                     $   579           579
    Net change in unrealized (losses)
      on available for sale securities,
      net of deferred taxes of $45                                                                88            88            88
                                                                                                           -------
  Total comprehensive income                                                                               $   667
                                                                                                           =======
    Exercise of stock options                              1           16                                                     17
                                                     -------      -------       -------       -------                    -------
BALANCE, SEPTEMBER 30, 2000                          $   744      $ 6,699      $    (2)      $  (157)                    $ 7,284
                                                     =======      =======       =======       =======                    =======

Notes to financial statements are an integral part of these statements.

                                             JAMES MONROE BANCORP, INC.
                                                   AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  ($ in thousands)


                                                                                                           (Unaudited)
                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                 --------------------------------
                                                                                                    2000                 1999
                                                                                                  --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                               $    579             $     66
  Adjustments to reconcile  net income  (loss) to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                                     55                   59
      Provision for loan losses                                                                        183                  179
      Gain on sale of securities                                                                        (2)                  --
      (Increase) in accrued interest receivable                                                       (146)                (186)
      Amortization of bond premium                                                                      17                    3
      Accretion of bond discount                                                                        (2)                  (3)
      (Increase) in other assets                                                                      (199)                 (72)
      Increase/(Decrease) in accrued interest and other liabilities                                    225                  (14)
                                                                                                  --------             --------
          Net cash provided by (used in) operating activities                                     $    710             $     32
                                                                                                  --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                                      $ (6,972)              (9,095)
  Proceeds from calls and maturities of securities  available for sale                               1,485                  730
  Purchases of premises and equipment                                                                  (70)                 (63)
  (Increase) decrease in Federal funds sold                                                         (6,307)                (411)
  Net (increase) in loans                                                                          (14,183)             (14,363)
                                                                                                  --------             --------
          Net cash (used in) investing activities                                                 $(26,047)            $(23,202)
                                                                                                  --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, savings deposits
    and money market accounts                                                                     $ 13,027             $ 20,167
  Net increase in time deposits                                                                     14,555                4,835
  Proceeds from issuance of common stock                                                                17                   50
                                                                                                  --------             --------
          Net cash provided by financing activities                                               $ 27,599             $ 25,052
                                                                                                  --------             --------

          Increase (decrease)in cash and due from banks                                           $  2,262             $  1,882


CASH AND DUE FROM BANKS
  Beginning                                                                                          2,641                1,306
                                                                                                  --------             --------
  Ending                                                                                          $  4,903             $  3,188
                                                                                                  ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
  cash payments for interest paid to depositors                                                   $  1,345             $    607
                                                                                                  ========             ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
  unrealized (loss) on securities available for sale                                              $    133             $   (290)
                                                                                                  ========             ========


Notes to financial statements are an integral part of these statements.

                           JAMES MONROE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1--

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole subsidiary. James Monroe Bank commenced banking operations on June 8, 1998, and currently operates the main office in Arlington, Virginia, and has one branch in Annandale, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1999.

Note 2--

Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months and nine-months ended September 30, 2000 and 1999.

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                     September 30,
                                                              -------------------------          ------------------------
                                                                2000             1999             2000             1999
                                                               -------          -------          -------          -------
Net Income

Weighted average shares outsanding--basic                      744,290          742,590          744,023          741,802
Common share equivalents for stock options                      25,917           19,668           22,414           19,668
                                                               -------          -------          -------          -------
Weighted average shares outsanding--diluted                    770,207          762,258          766,437          761,470
                                                               =======          =======          =======          =======

Earnings per share-basic                                       $  0.34          $  0.09          $  0.78          $  0.09
                                                               =======          =======          =======          =======
Earnings per share-diluted                                     $  0.33          $  0.08          $  0.76          $  0.09
                                                               =======          =======          =======          =======

Note 3--

Investment Securities. Amortized cost and carrying value (estimated market value) of securities available-for-sale at September 30, 2000, and December 31, 1999, are summarized in the table that follows. The Company classifies all securities as available-for-sale.


                                                                                        September 30, 2000
                                                                  -----------------------------------------------------------------
                                                                                      Gross              Gross            Estimated
                                                                  Amortized         Unrealized         Unrealized           Market
(In thousands)                                                       Cost             Gains              Losses             Value
                                                                  ---------          --------           --------           --------
U.S. Government agencies and corporations                          $ 11,655          $     --           $   (223)          $ 11,432
Mortgaged-backed securities                                           4,333                --                (29)             4,304
Corporate debt securities                                             3,017                14                 --              3,031
Equity securities                                                       345                --                 --                345
                                                                   --------          --------           --------           --------
                                                                   $ 19,350          $     14           $   (252)          $ 19,112
                                                                   ========          ========           ========           ========

                                                                                         December 31, 1999
                                                                   -----------------------------------------------------------------
                                                                                       Gross              Gross            Estimated
                                                                   Amortized        Unrealized          Unrealized           Market
(In thousands)                                                        Cost             Gains              Losses             Value
                                                                   ---------          --------           --------           --------
U.S. Government agencies and corporations                           $ 13,690          $      5           $   (377)          $ 13,318
Corporate debt securities                                                 --                --                 --                 --
Equity securities                                                        200                --                 --                200
                                                                    --------          --------           --------           --------
                                                                    $ 13,890          $      5           $   (377)          $ 13,518
                                                                    ========          ========           ========           ========

Note 4

Loans. Major classifications of loans at September 30, 2000, and December 31, 1999, are summarized in the following table.


                                                                                  September 30,                December 31,
($ in thousands)                                                                      2000                         1999
                                                                                  -------------                ------------
Commercial loans                                                                     $ 20,435                    $ 15,812
Real estate-Commercial                                                                 17,506                       9,849
Real estate-1-4 family residential                                                      3,579                       1,003
Home equity loans                                                                         578                         158
Consumer loans                                                                          3,124                       4,217
                                                                                     --------                    --------
                                                                                       45,222                      31,039

Less allowance for loan losses                                                           (546)                       (363)
                                                                                     --------                    --------
Net Loans                                                                            $ 44,676                    $ 30,676
                                                                                     ========                    ========

Note 4

Capital Requirement. A comparison of Bancorp's and its wholly-owned subsidiary bank (James Monroe Bank) regulatory capital at September 30, 2000, compared to minimum regulatory capital guidelines is shown in the table that follows.


                                                                        Minimum            Minimum To Be
                                                      Actual           Guidelines        "Well Capitalized"
                                                 ------------------ -----------------  -----------------------
Total Risk-Based Capital
     Company                                           17.2%              8.0%                 10.0%
     Bank                                              17.9%              8.0%                 10.0%

Tier 1 Risk-Based Capital
     Company                                           14.1%              4.0%                  6.0%
     Bank                                              16.6%              4.0%                  6.0%

Tier 1 Leverage Ratio
     Company                                           10.3%              3.0%                  3.0%
     Bank                                              10.4%              3.0%                  3.0%



                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

This document contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policies, competitive factors, statements by suppliers of data processing equipment and services, government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statement. The Company does not undertake to update any forward-looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

FINANCIAL OVERVIEW

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of James Monroe Bancorp and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 1999.

BALANCE SHEET

Total assets increased by $28 million from December 31, 1999 to September 30, 2000 ending the period at $78.1 million. The increase in assets occurred as a result of a $27.6 million increase in deposits with noninterest-bearing deposits increasing $7.2 million and interest-bearing deposits increasing $20.4 million. With this growth in deposits, the Company was able to fund the $14.9 million increase in loans, added $5.5 million to the securities portfolio, and increased the Company's short-term liquidity position by $6.3 million. The Company emphasizes deposit generation as much as loan generation. Thus to-date, sufficient deposit growth has been available to fund loan demand.

RESULTS OF OPERATIONS


                           James Monroe Bancorp, Inc.

                                                         Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                      ----------------------------------     ---------------------------------
($ IN THOUSANDS EXCEPT SHARE DATA)                         2000                1999               2000               1999
                                                      --------------      --------------     --------------      -------------
RESULTS OF OPERATIONS:

Total interest income                                  $     1,447           $    801           $  3,715           $  1,941
Total interest expense                                         622                267              1,432                607
Net interest income                                            825                534              2,283              1,334
Provision for loan and lease losses                             49                 66                183                179
Other income                                                    79                 46                206                 96
Noninterest expense                                            578                450              1,705              1,185
Income before taxes                                            277                 64                601                 66
Net income                                                     255                 64                579                 66

PER SHARE DATA:
Earnings per share, diluted                            $      0.33           $   0.08           $   0.76           $   0.09
Weighted average shares outstanding                        770,207            762,258            766,437            761,470
Book value (at period-end)                             $      9.79           $   8.95               9.79               8.95
Shares outstanding                                         744,290            742,590            744,290            742,590

PERFORMANCE RATIOS (ANNUALIZED):
Return on average assets                                      1.41%              0.58%              1.24%              0.24%
Return on average equity                                     14.21%              3.87%             11.28%              1.33%
Net interest margin                                           4.88%              5.19%              5.23%              5.28%
Efficiency Ratio                                             63.94%             77.59%             68.50%             82.87%

OTHER RATIOS:
Allowance for loan losses to total loans                                                            1.21%              1.15%
Equity to assets                                                                                    9.33%             13.81%
Nonperforming assets to total assets                           0.1%                 0%               0.1%                 0%
Net charge-offs to total loans                                   0%                 0%                 0%                 0%
Risk-Adjusted Capital Ratios:
     Tier 1                                                                                         16.6%              21.7%
     Total                                                                                          17.9%              22.7%
     Leverage Ratio                                                                                 10.4%              19.4%

         For the quarter ended September 30, 2000, the Company earned $255,000 or $.33 per share compared with $64,000 of net income or $.08 per share for the same period in 1999. With respect to performance ratios, this resulted in an annualized return on average assets of 1.41% and a return on average equity of 14.21% for the quarter ended September 30, 2000.

         For the nine-month period ended September 30, the Company earned $579,000 compared with $66,000 for the same nine-month period in 1999. Earnings per share were $.76, significantly higher than the $.09 earned for the same period in 1999. Return on average assets was 1.23% and return on average equity was 11.28% compared with .24% and 1.33%, respectively, for the same nine-month period in 1999. The Company has experienced strong growth in assets and earnings since it commenced operations in June 1998.

         The Company continues to focus on managing a strong net interest margin (5.23% vs. 5.28% for the nine-month periods in 2000 and 1999, respectively), maintaining strong asset quality as demonstrated by the lack of charge-offs and nonperforming loans to-date, and balancing cost control with the need to incur costs to support the rapid growth the Company has experienced.

         While the capital ratios shown in the aforementioned table exceed regulatory minimum guidelines, in order to obtain additional capital which the Company believes is necessary to support continued growth, the Company is conducting an offering of up to 344,528 shares of common stock at a price of $14.50 per share, with an oversubscription allocation of an additional 137,930 shares. The offering commenced in August 2000, and will end on November 15, 2000. On October 16, 2000, the Company accepted subscriptions for an aggregate of 96,929 shares of common stock, and received the $1,407,324 aggregate subscription price of such shares. As of October 25, 2000, the Company had received additional subscriptions for 4,195 shares of common stock. Although the Company anticipates that it will accept these subscriptions upon termination of the offering, there can be no assurance that any additional shares will be sold.

NET INTEREST INCOME

         Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of earnings. Table 1 presents average balance sheets and a net interest income analysis for the quarter ended September 30, 2000, compared with the quarter ended September 30, 1999, and for the nine-month period ended September 30, 2000, compared with the nine-months ended September 30, 1999. James Monroe Bancorp did not have any tax exempt income during any period presented.

         For the nine-month period ended September 30 as reflected in Table 1, net interest income increased $1 million, or 71.7%, from the $1.3 million for 1999 to $2.3 million for the first nine-months of 2000. The increase was due primarily to the increase in average total earning assets, and average loans in particular. Total average earning assets increased by $24.5 million, or 72.5%, from the first nine-months of 1999 to the same period of 2000, and the yield on earning assets increased by 81 basis points reflecting increases in and adjustments to interest rates on new and outstanding floating rate loans resulting from 4 increases in the Company's prime rate since September 1999. The Fed has raised rates six times totaling 175 basis points since they began raising rates in June 1999. Average loans outstanding grew by $19.3 million, or 96.3% and the yield on such loans increased by 45 basis points. Also contributing to the increase in earning assets on a period-to-period basis was the increase in taxable securities which increased $6.2 million for the nine-months ended September 30, 2000, as compared with the average for the nine-months in 1999 and the yield on such securities, which increased 37 basis points period to period.

         Interest income increased $646,000 for the quarter ended September 30, 2000, to $1.5 million, a 80.6% increase as compared with the same quarter in 1999. This improvement was almost entirely the result of the increase in the volume of loans and securities. Interest expense for the quarter ended September 30, 2000, was $622,000, an increase of approximately $355,000, or 133% over interest expense for the same quarter of 1999. The increase is attributable principally to a $20.7 million increase in average interest-bearing deposits.

         Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average assets and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income for the nine-months ended September 30, 2000, as compared to the nine-months ended September 30, 1999,is almost entirely due to the growth in the volume of earning assets and interest-bearing liabilities. The net interest margin for the nine-month to nine-month comparative periods held relatively steady, declining slightly with a 5.23% net interest margin for the nine-month period in 2000 compared with a 5.28% net interest margin for the same period in 1999. The Company has been able to maintain a relatively consistent margin during a period where the national prime rate has risen 4 times for a cumulative increase of 1.75% since September 30, 1999.

TABLE 1

Consolidated Average Balances, Yields and Rates for the Nine-Months Ended September 30, 2000 and 1999.

($ in thousands)

                                              Nine Months Ended                       Nine Months Ended
                                             September 30, 2000                      September 30, 1999
-------------------------------------------------------------------------------------------------------------------
                                        Average                  Yield/        Average                   Yield/
                                        Balance      Interest     Rate         Balance      Interest      Rate
-------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
     Commercial                        $ 18,381     $   1,305     9.48%       $ 8,528        $   612       9.59%
     Commercial real estate              16,142         1,123     9.29          8,208            534       8.69
     Consumer                             4,734           372    10.50          3,261            207       8.48
                                    --------------------------------------   ----------------------------------------
       Total Loans                       39,257         2,800     9.53         19,997          1,353       9.04
Taxable securities                       15,147           734     6.47          8,972            408       6.07
Federal funds sold                        3,878           181     6.23          4,824            180       4.98
                                    --------------------------------------   ----------------------------------------
         TOTAL EARNING ASSETS            58,282         3,715     8.51%        33,793          1,941       7.67%
Less allowance for loan losses             (451)                                 (211)
Cash and due from banks                   3,440                                 1,888
Premises and equipment, net                 719                                   490
Other assets                                617                                   265
                                      ----------                             -----------
                 TOTAL ASSETS          $ 62,607                                36,225
                                      ==========                             ===========
LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest-bearning demand deposits      $  3,540      $     56     2.11%       $ 2,754             27      1.31%
Money market deposit accounts            19,594           683     4.66         12,322            371      4.03
Savings accounts                            322             7     2.90            238              5      2.81
Time deposits                            15,428           683     5.91          5,452            204      5.00
Borrowed funds                               60             3     6.68             --             --        --
                                    --------------------------------------   ----------------------------------------
     TOTAL INTEREST-BEARING
          LIABILITIES                    38,944         1,432     4.91%        20,766            607      3.91%
                                    --------------------------------------   ----------------------------------------

Net Interest Income and Net Yield
on Interest-Earning Assets                           $  2,283     5.23%                      $ 1,334      5.28%
                                                   =======================                  =========================

Noninterest-bearing demand
     deposits                            16,550                                 8,721
Other liabilities                           255                                   110
Stockholders' equity                      6,858                                 6,628
                                    -----------                              ---------
     TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY           62,607                                36,225
                                    ===========                              =========

INTEREST INCOME

         The following table indicates changes in interest income and interest expense attributable to changes in average volume and average rates in comparison with the same period in the preceding year. The change in interest due to combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the changes in each.

TABLE 2

                                           Nine-Months Ended September 30, 2000
                                                     vs. September 30, 1999
                                           --------------------------------------------
                                              Increase           Due to Change
                                                 or               in Average:
                                                          -----------------------------
                                             (Decrease)       Volume         Rate
                                           --------------------------------------------
            EARNING ASSETS:
            Loans                           $1,447          $  1,370       $   77
            Taxable securities                 326               298           28
            Federal funds sold                   1                (4)           5
                                           --------------------------------------------
                 Total interest income       1,774             1,664          110

            INTEREST-BEARING LIABILITIES:
            Interest-bearing demand
                 deposits                       29                 9           20
            Money market deposit
                 accounts                      312               247           65
            Savings deposits                     2                 2            0
            Time deposits                      479               436           43

            Borrowed funds                       3                 3           --
                                           --------------------------------------------
                 Total interest expense        825               697          128
                                           --------------------------------------------

                      Net Interest Income   $  949           $   967        $ (18)
                                           ============================================


PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon management's judgement as to the adequacy of the allowance to absorb future possible losses. Since the Company is a relatively young bank, and its asset quality to date has been high, it has no history of loan losses. Except for one loan that was put on nonaccrual status in the third-quarter, the Company also has not had any nonaccrual loans, loans past due 90-days or more, restructured loans, other real estate owned or foreclosed properties. At September 30, 2000, the one loan on nonaccrual status is for approximately $55,000. There were no other loans which were performing but as to which information known to us caused management to have serious doubts as to the ability of the borrower to comply with the current loan repayment terms. In determining the adequacy of the allowance, the value and adequacy of the collateral is considered as well as the growth and composition of the portfolio. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior management, external auditors, and regulatory examiners. At the present time the Company's policy is to maintain the allowance as a percentage of total loans at approximately 1.20%. Management considers the allowance to be adequate for the periods presented.

         The accompany tables reflect the composition of the loan portfolio at September 30, 2000, and September 30, 1999.

TABLE 3

         The following table presents the activity in the allowance for loan and lease losses for the nine-months ended September 30, 2000 and 1999.

                                            Nine Months Ended
                                               September 30,
                                            -------------------
($ in thousands)                            2000           1999
                                            ----           ----
Balance, January 1                          $363           $132
Provision for loan losses                    183            179
Loan charge-offs                               0              0
Loan recoveries                                0              0
                                            ----           ----
     Net charge-offs                           0              0
                                            ----           ----
Balance, September 30                       $546           $311
                                            ====           ====

         The following table shows the amounts of non-performing assets at the dates indicated.

                                   September 30,    December 31,
($ in thousands)                       2000            1999
                                   -------------    ------------
Nonaccrual loans                      $  55            $ -0-
Loans past-due 30-days
    or more                             -0-              -0-
Restructured loans                      -0-              -0-
Other real estate owned                 -0-              -0-
                                       ----            -----
     Total nonperforming assets        $ 55            $ -0-
                                       ====            =====

TABLE 4

         The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.



                                                            September 30,
                                           -----------------------------------------------
                ($ in thousands)                    2000                     1999
                --------------------------------------------------   ---------------------
                                              Amount     Percent       Amount     Percent
                --------------------------------------------------------------------------
                Commercial                    $ 250        45.8%       $  175        56.3%

                Commercial real estate          200        36.6           115        37.0

                Consumer                         96        17.6            21         6.7

                Other                           -0-         -0-           -0-         -0-
                                              -----      -------       -------      ------
                    Balance End of Period     $ 546         100%       $  311         100%
                                              =====      =======       ========     ======



TABLE 5

Table 5 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at September 30, 2000. Maturities are based on the earlier of contractual maturity or repricing date.

      ($ in thousands)                                          September 30, 2000
                                           -------------------------------------------------------------
                                                             After One
                                                                Year
                                             One Year or       Through         After
                                                Less          Five Years     Five Years     Total
                                             -----------      ----------     ----------   ---------
      Commercial                              $  13,909        $  2,987      $  1,521     $  18,417
      Government guaranteed
         loans                                      191           1,021           317         1,529
      Commercial real estate                      6,089          11,518           243        17,850
      Real estate mortgage                        1,607           2,868           -0-         4,475
      Consumer                                    2,483             468           -0-         2,951
                                              ---------        --------      --------     ---------
                          Total loans         $  24,279        $ 18,862      $  2,081     $  45,222
                                              =========        ========      ========     =========
      Fixed Rate                              $   9,710        $ 11,269      $  2,081     $  23,060
      Variable Rate                              14,569           7,593           -0-        22,162
                                              ---------        --------      --------     ---------
                          Total loans         $  24,279        $ 18,862      $  2,081     $  45,222
                                              =========        ========      ========     =========

LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 2000, total loans were $45.2 million, a 66.8% increase from the $27.1 million of loans at September 30, 1999. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks, and lending activity is confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio represents 6.9% of the loan portfolio at September 30, 2000.

TABLE 6

         The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

                                            September 30,        December 31,
        ($  in thousands)                       2000                 1999
                                            -------------        ------------
        Commercial                          $    18,906          $   14,748
        Government guaranteed
           loans                                  1,529               1,064
        Commercial real estate                   17,506              11,010
        Real estate mortgage loans                3,579               1,003
        Consumer loans                            3,652               3,175
        Overdrafts                                   51                  39
                                            -----------           ---------
                             Total Loans    $    45,222           $  31,039
                                            ===========           =========

INVESTMENT SECURITIES

The carrying value of James Monroe Bancorp's securities portfolio increased $7.0 million to $19.1 million at September 30, 2000 from $12.1 million at September 30, 1999. From December 31, 1999 to September 30, 1999, the portfolio increased $5.6 million. James Monroe Bancorp currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. In general, our investment philosophy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five years or less in the case of fixed rate securities. In the case of mortgaged-backed securities, the policy is to invest only in those securities whose average expected life is projected to be five years or less. To the extent possible the Company attempts to "ladder" the maturities of such securities.

TABLE 7

         The following table provides information regarding the composition of our investment portfolio at the dates indicated.

                                     At September 30, 2000        At December 31, 1999
                                   -------------------------  ---------------------------
                                                 Percent of                   Percent of
($ in thousands)                      Balance       Total        Balance         Total
                                   -----------  ------------  -----------   -------------
INVESTMENTS AVAILABLE-FOR-SALE
(AT ESTIMATED MARKET VALUE):
U.S. Government Agency
   Obligations                      $ 11,432          59.8%    $ 13,318         98.5%
Mortgage-backed securities             4,304          22.5           --          0.0
Corporate debt securities              3,031          15.9           --          0.0
                                   -----------  ------------  -----------   -------------
                                    $ 18,767          98.2     $ 13,318         98.5
Other investments                        345           1.8          200          1.5
                                   -----------  ------------  -----------   -------------
                        Total       $ 19,112         100.0%    $ 13,518        100.0%
                                   ===========  ============  ===========   =============

         At September 30, 2000, we recorded a write-down of $238,500, or 1.2%, to reflect the decline in the fair market value of the available for sale securities, as compared with the original cost.

TABLE 8

         The following table presents the book value amount and maturities of the investment securities in the portfolio at September 30, 2000.

                                                             Years to Maturity
--------------------------------------------------------------------------------------------------------------------------
                                        Within               Over 1                 Over 5                    Over
($ in thousands)                        1 Year           through 5 Years        through 10 Years            10 Years
--------------------------------------------------------------------------------------------------------------------------
                                  Amount     Yield      Amount      Yield      Amount        Yield      Amount     Yield
--------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AVAILABLE-FOR-SALE:
U.S. Government Agency           $  250      5.75%     $10,905      5.81%      $  500        7.00%     $   --       0.00%
Mortgage-backed securities       $   --        --           --        --        3,418        6.91         915       6.80
Corporate bonds                  $   --        --        3,017      7.39           --                      --
                                 --------              --------                -------                 -------
       Total Debt Securities
         Available-for-Sale      $  250      5.75%     $13,922      6.15%      $3,918        6.02%     $  915       6.80%
                                 ========              ========                =======                 =======

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

         The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

         We define liquidity for these purposes as the ability to raise cash quickly at a reasonable cost without principal loss. The primary liquidity measurement we utilize is called the Basic Surplus, which captures the adequacy of our access to reliable sources of cash relative to the stability of our funding mix of deposits. Accordingly, we have established borrowing facilities with other banks (Federal funds) and the Federal Home Loan Bank as sources of liquidity in addition to the deposits.

         The Basic Surplus approach enables us to adequately manage liquidity from both a tactical and contingency perspectives. At September 30, 2000, our Basic Surplus ratios (net access to cash and secured borrowings as a percentage of total assets was approximately 24% compared to the present internal minimum guideline range of 7% to 10%.

         Financial institutions utilize a number of methods to evaluate interest rate risk. Methods range from the original static gap analysis (the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time), to running multiple simulations of potential interest rate scenarios, to rate shock analysis, to highly complicated duration analysis.

         One tool that we utilize in managing our interest rate risk is the matched funding matrix depicted in the accompanying table. The matrix arrays repricing opportunities along a time line for both assets and liabilities. The longest term, most fixed rate sources are presented in the upper left hand corner while the shorter term, most variable rate items, are at the lower left. Similarly, uses of funds, assets, are arranged across the top moving from left to right.

         The body of the matrix is derived by allocating the longest fixed rate funding sources to the longest fixed rate assets and shorter term variable sources to shorter term variable uses. The result is a graphical depiction of the time periods over which we expect to experience exposure to rising or falling rates. Since the scales of the liability and assets sides are identical, all numbers in the matrix would fall within the diagonal lines if we were perfectly matched across all repricing time frames. Numbers outside the diagonal lines represent two general types of mismatches: liability sensitive in time frames when numbers are to the left of the diagonal line and asset sensitive when numbers are to the right of the diagonal line.

         As can be seen in Table 9, we are asset sensitive in the short term and then become slightly liability sensitive. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors.

         Thus, the Company utilizes simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated, including 8 different "rate shock" scenarios. At September 30, 2000, the following 12-month impact on net interest income is estimated to range from a positive impact of 5% to a negative impact of 5% for the multiple scenarios. In the next 12-month period the range of impact on net interest income is estimated to be from a positive impact of 5% to a negative impact of 6%. The Company believes this to be well within acceptable range given a wide variety of potential interest rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

TABLE 9

                              Match Funding Matrix
                                James Monroe Bank
                                 September, 2000

------------------------------------------------------------------------------------------------------------------------------------
                   ASSETS      60+    36 - 59   24 - 35   12 - 23     10 - 11    7 - 9     4 - 6    2 - 3   1 MONTH   O/N     TOTAL
                             MONTHS   MONTHS    MONTHS    MONTHS      MONTHS     MONTHS    MONTHS   MONTHS
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES &                 9,574   18,605     9,448      7,207      2,438      3,301     3,792    1,053    2,200   20,491  78,109
EQUITY
------------------------------------------------------------------------------------------------------------------------------------
60+ MONTHS        15,264      9,574    5,690                                                                                  15,264
------------------------------------------------------------------------------------------------------------------------------------
36 - 59            6,325               6,325                                                Asset Sensitive                    6,325
MONTHS
------------------------------------------------------------------------------------------------------------------------------------
24 - 35            3,378               3,378                                                                                   3,378
MONTHS
------------------------------------------------------------------------------------------------------------------------------------
12 - 23            6,611               3,212     3,399                                                                         6,611
MONTHS
------------------------------------------------------------------------------------------------------------------------------------
10 - 11            7,605                         6,049      1,556                                                              7,605
MONTHS
------------------------------------------------------------------------------------------------------------------------------------
 7 - 9             4,063                                    4,063                                                              4,063
MONTHS
------------------------------------------------------------------------------------------------------------------------------------
 4 - 6             14,410                                   1,588     2,438       3,301     3,792   1,053     2,200       38  14,410
MONTHS
------------------------------------------------------------------------------------------------------------------------------------
 2 - 3             19,623                                                                                             19,623  19,623
MONTHS
------------------------------------------------------------------------------------------------------------------------------------
1 MONTH               830            Liability Sensitive                                                                 830     830
------------------------------------------------------------------------------------------------------------------------------------
O/N                     0                                                                                                          0
------------------------------------------------------------------------------------------------------------------------------------
TOTAL              78,109  9,574     18,605     9,448       7,207     2,438       3,301     3,792   1,053     2,200   20,491  78,109
====================================================================================================================================

NONINTEREST INCOME AND EXPENSE

         Noninterest income consist primarily of services charges on deposit accounts and fees and other charges for banking services. Noninterest expense consists primarily of salary and benefit costs and occupancy and equipment expense. The following tables shows the detail for the quarters ended September 30, 2000 and 1999 and for the fiscal year ended December 31, 1999 and seven-month period ended December 31, 1998.

TABLE 10

                                    Nine-Months Ended September 30,
                                 --------------------------------------
(Dollars in thousands)                 2000                 1999
                                 ------------------   -----------------
Services charges on deposit
     accounts                   $              145   $              66
Cash management fees                            27                   9
Other fee income                                34                  21
                                 ------------------   -----------------
          Total Noninterest
                     Income     $              206   $              96
                                 ==================   =================

     The increase in noninterest income for the comparative periods is the result of the continued growth of the Company and the expansion of products resulting in fee income such as the increase in cash management fee income.

TABLE 11

     The categories of noninterest expense that exceed 1% of operating revenue are as follows:

                              Nine-Months Ended September 30,
                            -------------------------------------
(Dollars in thousands)            2000               1999
                            -----------------  ------------------
Salaries and benefits        $           875    $            566
Occupancy cost, net                      313                 242
Equipment expense                        116                  76
Professional fees                         60                  44
Data processing costs                    159                 101
State franchise tax                       58                  48
Other                                    124                 108
                            -------------------------------------
       Total Noninterest
                 Expense     $         1,705    $          1,185
                            =================  ==================

         Noninterest expense increased $520,000 or 56% from $1,185 for the first nine-months of 2000, as compared to the same period in 1999. Approximately half of this increase is due to the operating cost of the Company's first branch which was opened at the end of the year in 1999. The increase in salary and benefit expense of $309,000 is primarily the result of the staff costs for the new branch, the full effect for the nine-month period of several additional personnel at the main office added during 1999, and merit increases for 2000.

         Occupancy and equipment costs increased $71,000 and $40,000, respectively, in the first nine-months of 2000 over the first nine-months of 1999. The increase is predominately due to the rent and hardware and software costs of equipment the new branch. With respect to the $58,000 increase in data

TABLE 12

processing costs in the comparative nine-month periods, again is a result of the growth in the number of accounts at the bank, one additional ATM, and the addition of the debit card to the product line The increase in Other costs is a combination of higher postage, supplies, and general operating expenses resulting from a larger operation.

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities.


                                                      Remaining Maturity
                                         3 Months     4 to 6     7 to 12    Over 12
(Dollars in thousands)                   or Less      Months     Months      Months    Total
                                        ----------- ----------- --------    --------  --------
Certificates of deposit less than
$100,000                               $  1,145    $  4,032    $  3,207      $ 2,661  $  11,045
Certificates of deposit of $100,000
or more                                   1,916       3,740       5,938        1,054     12,648
                                       --------    --------    --------      -------  ---------
                                       $  3,061    $  7,772    $  9,145      $ 3,715  $  23,693
                                       ========    ========    ========      =======  =========


CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At September 30, 2000, stockholders' equity increased $684,000 from the $6,600,000 of equity at December 31, 1999 reflecting earnings of $579,000, an $88,000 improvement in the after-tax change in the fair value of securities, and $17,000 which is the proceeds from the exercise of a director stock option. As a result of the significant growth the Company has experienced since its inception, management and the board of directors determined that additional capital was required to support further growth. As a result, the Company currently is in the process of raising additional capital. The offering is for up to 344,528 shares of common stock at a price of $14.50 per share, with an over subscription allocation of an additional 137,930 shares. The offering commenced in August 2000, and will end on November 15, 2000. On October 25, 2000, the Company accepted subscriptions for an aggregate of 96,929 shares of common stock, and received the $1,405,470 aggregate subscription price of such shares. As of October 25, 2000, the Company had received additional subscriptions for 4,195 shares of common stock. Although the Company anticipates that it will accept these subscriptions upon termination of the offering, there can be no assurances that any additional shares will be sold.

         James Monroe Bancorp has reported a steady improvement in earnings since James Monroe Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and culminated with $125,000 of earnings in 1999. Earnings for the first nine-months of 2000 were $579,000, nearly four times the earnings level for the entire year of 1999. One of our initial strategies was to restore the initial lost capital from the initial organization costs of $254,000 and the accumulated earnings loss of $452,000 for 1998. As of September 30, 2000, all but $2,000 of the losses have been recaputured. In addition, the Company has fully utilized its net operating losses for tax purposes.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         Use Of Proceeds. On August 11, 2000, the Company's first registration statement under the Securities Act of 1933, on Form SB-2 (No. 333-38098), relating to its initial registered offering of common stock, $1.00 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. The offering related to an aggregate of up to 344,828 shares of common stock, at an offering price of $14.50 per share, for an aggregate offering price of $5,000,006. The Company also reserved the right to sell up to an additional 137, 930 shares of common stock in the event that the offering was oversubscribed, for an additional aggregate offering price of $1,999,985.

         As of the date of this report, the offering has been extended until, and the offering will terminate on, November 15, 2000. On October 16, 2000, the Company accepted subscriptions for and sold 96,929 shares of common stock at the offering price of $14.50 per share. Aggregate expenses to date of the offering were $86,883, resulting in net proceeds of the offering to date of $1,318,587. As of October 25, 2000, the Company has received, but has not accepted, subscriptions for an additional 4,195 shares of common stock. Although the Company anticipates that it will accept these subscriptions upon termination of the offering, there can be no assurance that any additional shares will be sold.

         No person or entity underwrote the Company's offering, which was made through the efforts of the Company's directors and executive officers. None of such directors or officers received any special compensation in connection with the offering.

         As of the date hereof, none of the proceeds of the offering have been applied, other than investment in temporary investments pending application of the proceeds. The Company anticipates contributing at least $1,000,000 of the proceeds to its subsidiary bank at year-end. The remaining proceeds of the offering will be retained by the Company and held in temporary investments pending contribution to the bank.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and reports on Form 8-K

Exhibits



         Number   Description
         3(a)     Articles of Incorporation of James Monroe Bancorp, as amended (1)

         3(b)     Bylaws of James Monroe Bancorp, (1)

         10(a)    Employment contract between James Monroe Bancorp and John R. Maxwell (1)

         10(b)    James Monroe Bancorp 1998 Management Incentive Stock Option Plan (1)

         10(c)    Monroe Bancorp 1999 Director's Stock Option Plan (1)

         11       Statement re: Computation of Per Share Earnings

                  Please refer to Note 2 to the financial statements included in this report.

         27       Financial Data Schedule

                  (1) Incorporated by reference to the exhibit of the same number in the Company's registration statement on Form SB-2 no. 333-38098.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    October 25, 2000        BY:  /s/ John R. Maxwell
                                      ---------------------------------------
                                          John R. Maxwell, President & CEO


Date:    October 25, 2000        BY:  /s/ Richard I. Linhart
                                      ---------------------------------------
                                          Richard I. Linhart, Executive Vice
                                          President & Chief Operating Officer