Form 10QSB
period 2000-06-30
MONROE JAMES BANCORP INC
filed 2001-01-02
CIK 1114868

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000
                                    -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ________________________

                        Commission file number 333-38098

                           JAMES MONROE BANCORP, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)

            VIRGINIA                                        54-1941875
---------------------------------           ------------------------------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____. No __X__.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000.

             Common stock, $1 par value--744,290 shares outstanding

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS


                                                                                                 Page. No.

Part I.   Financial Information

          Item. 1. Financial Statements
                   Consolidated Balance Sheets at June 30, 2000
                        and December 31, 1999                                                        3
                   Consolidated Income Statements for the three-months
                        and six-months Ended June 30, 2000 and
                        September 30, 1999                                                           4
                   Consolidated Statements of Changes in Shareholders'
                        Equity (Deficit) for the six-months ended
                        June 30, 2000 and 1999                                                       5
                   Consolidated Statements of Cash Flows for the six-months
                        ended June 30, 2000 and 1999                                                 6
                   Notes to Consolidated Financial Statements                                        7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                               9

Part II.  Other Information

          Item 1.  Legal                                                                            22

          Item 2.  Changes in Securities and Use of Proceeds                                        22

          Item 3.  Defaults Upon Senior Securities                                                  22

          Item 4.  Submission of Matters to a Vote of Security Holders                              22

          Item 5.  Other Information                                                                22

          Item 6.  Exhibits                                                                         23


                          PART 1. FINANCIAL INFORMATION

Item. 1. FINANCIAL STATEMENTS

                        JAMES MONROE BANCORP, INC.
                              AND SUBSIDIARY
                       Consolidated Balance Sheets
                   ($ in thousands, except share data)


                                                                           (Unaudited)            (Audited)
                                                                             JUNE 30             DECEMBER 31,
                                                                              2000                  1999
                                                                           -----------           ------------
ASSETS

Cash and due from banks                                                      $  5,491              $  2,641
Federal funds sold                                                              4,819                 1,537
Securities available-for-sale at fair value                                    15,535                13,518
Loans, net of allowance for loan losses of $496 in 2000
     and $363 in 1999                                                          42,452                30,676
Bank premises and equipment, net                                                  716                   714
Accrued interest receivable                                                       482                   346
Other assets                                                                      293                   186
                                                                             --------              --------

                                                                             $ 69,788              $ 49,618
                                                                             ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
   Noninterest-bearing deposits                                              $ 23,015              $ 13,217
   Interest-bearing deposits                                                   39,529                29,602
                                                                             --------              --------
      Total deposits                                                           62,544                42,819

Accrued interest payable and other liabilities                                    323                   199
                                                                             --------              --------
      Total liabilities                                                        62,867                43,018

STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized 2,000,000 shares;
   issued and outstanding 744,290 in 2000 and 742,590 in 1999                     744                   743
  Capital surplus                                                               6,699                 6,683
  Retained earnings (deficit)                                                    (257)                 (581)
  Accumulated other comprehensive (loss)                                         (265)                 (245)
                                                                             --------              --------
      Total stockholders' equity                                                6,921                 6,600
                                                                             --------              --------

                                                                             $ 69,788              $ 49,618
                                                                             ========              ========



Notes to financial statements are an integral part of these statements.

                JAMES MONROE BANCORP, INC.
                      AND SUBSIDIARY
            Consolidated Statements of Income
         ($ in thousands, except per share data)



                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           -----------------------         ------------------------
                                                           JUNE 30         JUNE 30         JUNE 30         JUNE 30
                                                            2000            1999            2000            1999
                                                           -------         -------         -------         --------

INTEREST INCOME:
  Loans, including fees                                    $  961          $  457          $1,718          $  797
  Securities, taxable                                         244             128             468             250
  Federal funds sold                                           42              45              82              94
                                                           ------          ------          ------          ------
     Total interest income                                  1,247             630           2,268           1,141

INTEREST EXPENSE:
  Deposits                                                    443             191             808             340
  Borrowed funds                                                3              --               3              --
                                                           ------          ------          ------          ------
     Total interest expense                                   446             191             811             340
                                                           ------          ------          ------          ------
     Net interest income                                      801             439           1,457             801

PROVISION FOR LOAN LOSSES                                      77              53             133             113
                                                           ------          ------          ------          ------

     Net interest income after provision for loan losses      724             386           1,324             688
NONINTEREST INCOME:
  Service charges and fees                                     47              20              95              33
  Other                                                        16              11              32              17
                                                           ------          ------          ------          ------
     Total noninterest income                                  63              31             127              50
NONINTEREST EXPENSES:
  Salaries and wages                                          263             169             516             314
  Employee benefits                                            38              23              75              46
  Occupancy expenses                                           64              53             131             108
  Equipment expenses                                           35              27              78              50
  Other operating expenses                                    175             108             327             217
                                                           ------          ------          ------          ------
                                                              575             380           1,127             735
                                                           ------          ------          ------          ------
     Income (loss) before income taxes                        212              37             324               3
PROVISION FOR INCOME TAXES                                     --              --              --              --
                                                           ------          ------          ------          ------

     Net income (loss)                                     $  212          $   37          $  324          $    3
                                                           ======          ======          ======          ======

EARNINGS PER SHARE-BASIC                                   $ 0.28          $ 0.05          $ 0.44          $   --
                                                           ======          ======          ======          ======
EARNINGS PER SHARE-DILUTED                                 $ 0.28          $ 0.05          $ 0.42          $   --
                                                           ======          ======          ======          ======


Notes to financial statements are an integral part of these statements.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
         For the Six Months Ended June 30, 2000 and 1999
                ($ in thousands)
                  (Unaudited)


                                                                                       ACCUMULATED
                                                                                          OTHER
                                                                         RETAINED         COMPRE-         COMPRE-         TOTAL
                                             COMMON       CAPITAL        EARNINGS         HENSIVE         HENSIVE     STOCKHOLDERS'
                                             STOCK        SURPLUS        (DEFICIT)         (LOSS)          INCOME         EQUITY
                                             ------       -------        ---------     -------------      --------    -------------
BALANCE, JANUARY 1, 1999                     $ 738       $ 6,638          $ (707)          $ (11)                       $ 6,658
 Comprehensive (loss):
  Net income                                                                   3                             $ 3              3
  Net change in unrealized (losses)
    on available for sale securities,
    net of deferred taxes of $98                                                            (110)           (110)          (110)

                                                                                                          ------
  Total comprehensive (loss)                                                                              $ (107)
                                                                                                          ======
  Issuance of common stock                       5            45              --              --                             50
                                             -----       -------          ------          ------                        -------
BALANCE, JUNE 30, 1999                       $ 743       $ 6,683          $ (704)         $ (121)                       $ 6,601
                                             =====       =======          ======          =======                       =======


                                                                                        ACCUMULATED
                                                                                           OTHER
                                                                         RETAINED         COMPRE-         COMPRE-         TOTAL
                                             COMMON       CAPITAL        EARNINGS         HENSIVE         HENSIVE     STOCKHOLDERS'
                                             STOCK        SURPLUS        (DEFICIT)         (LOSS)          INCOME         EQUITY
                                             ------       -------        ---------     -------------      --------    -------------


BALANCE, JANUARY 1, 2000                      $ 743       $ 6,683         $ (581)         $ (245)                       $ 6,600
 Comprehensive income/(loss):
  Net income                                                                 324                           $ 324            324
  Net change in unrealized (losses)
    on available for sale securities,
    net of deferred taxes of $45                                                             (20)            (20)           (20)
                                                                                                           -----
 Total comprehensive income                                                                                $ 304
                                                                                                           =====
   Exercise of stock options                     1            16                                                             17
                                             -----       -------          ------          ------                        -------
BALANCE, JUNE 30, 2000                       $ 744       $ 6,699          $ (257)         $ (265)                       $ 6,921
                                             =====       =======          ======          ======                        =======



Notes to financial statements are an integral part of these statements.

                            JAMES MONROE BANCORP, INC.
                                  AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 ($ in thousands)


                                                                                              (Unaudited)
                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                       ----------------------------
                                                                                         2000                1999
                                                                                       --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                    $    324            $      3
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                           65                  52
     Provision for loan losses                                                              133                 113
     Gain on sale of securities                                                              --                  --
     (Increase) in accrued interest receivable                                             (136)               (147)
     Amortization of bond premium                                                             1                   3
     Accretion of bond discount                                                              (7)                 (1)
     (Increase) in other assets                                                            (124)                (48)
     Increase/(Decrease) in accrued interest and other liabilities                          124                  81
                                                                                       --------            --------
         Net cash provided by (used in) operating activities                           $    380            $     56
                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                           $ (2,018)           $ (4,987)
  Proceeds from calls and maturities of securities available for sale                        --                 730
  Purchases of premises and equipment                                                       (63)                (58)
  (Increase) decrease in Federal funds sold                                              (3,282)                 92
  Net (increase) in loans                                                               (11,909)            (10,092)
                                                                                       --------            --------
         Net cash (used in) investing activities                                       $(17,272)           $(14,315)
                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, savings deposits
   and money market accounts                                                           $ 11,262            $ 12,447
  Net increase in time deposits                                                           8,463               2,564
  Proceeds from issuance of common stock                                                     17                  50
                                                                                       --------            --------
         Net cash provided by financing activities                                     $ 19,742            $ 15,061
                                                                                       --------            --------

         Increase (decrease)in cash and due from banks                                 $  2,850            $    802

CASH AND DUE FROM BANKS
  Beginning                                                                               2,641               1,306
                                                                                       --------            --------
  Ending                                                                               $  5,491            $  2,108
                                                                                       ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
  cash payments for interest paid to depositors                                        $    768            $    254
                                                                                       ========            ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
  unrealized (loss) on securities available for sale                                   $    (28)           $   (167)
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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1999.

NOTE 2--
Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months and six-months ended June 30, 2000 and 1999.


                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                     June 30,
                                                      --------------------------  -------------------------------
                                                         2000            1999            2000             1999
                                                      --------------------------  -------------------------------

Net Income

Weighted average shares outsanding--basic              744,290         742,590           744,023        741,802
Common share equivalents for stock options              20,228          19,356            20,228         19,356
                                                      -------------------------  -------------------------------
Weighted average shares outsanding--diluted            764,518         761,946           764,251        761,158
                                                      =========================  ===============================

Earnings per share-basic                              $   0.28        $   0.05          $   0.44       $   0.00
                                                      =========================  ===============================
Earnings per share-diluted                            $   0.28        $   0.05          $   0.42       $   0.00
                                                      =========================  ===============================



NOTE 3--

Investment Securities. Amortized cost and carrying value (estimated market value) of securities available-for-sale at June 30, 2000, and December 31, 1999, are summarized in the table that follows. The Company classifies all securities as available-for-sale.


                                                                          Gross            Gross         Estimated
                                                        Amortized       Unrealized      Unrealized         Market
($ in thousands)                                          Cost            Gains           Losses           Value
                                                     ---------------  --------------  ---------------  --------------
U.S. Government agencies and corporations            $ 11,655          $   --             $   (350)       $ 11,305
Mortgaged-backed securities                             2,444                 4                (55)          2,393
Corporate debt securities                               1,491                 5                 (4)          1,492
Equity securities                                         345              --                 --               345
                                                     --------          --------           --------        --------
                                                     $ 15,935          $      9           $   (409)       $ 15,535
                                                     ========          ========           ========        ========

                                                                            December 31, 1999
                                                     ----------------------------------------------------------------
                                                                          Gross            Gross         Estimated
                                                        Amortized       Unrealized      Unrealized         Market
($ in thousands)                                          Cost            Gains           Losses           Value
                                                     ---------------  --------------  ---------------  --------------

U.S. Government agencies and corporations            $ 13,690          $      5           $   (377)       $ 13,318
Corporate debt securities                                --                --                 --              --
Equity securities                                         200              --                 --               200
                                                     --------          --------           --------        --------
                                                     $ 13,890          $      5           $   (377)       $ 13,518
                                                     ========          ========           ========        ========




NOTE 4--
Loans. Major classifications of loans at June 30, 2000, and December 31, 1999, are summarized in the following table.


                                                       June 30,     December 31,
($ in thousands)                                         2000           1999
                                                       --------     ------------

Commercial loans                                       $ 18,792      $ 15,812
Real estate-Commercial                                   17,860         9,849
Real estate-1-4 family residential                        2,986         1,003
Home equity loans                                           470           158
Consumer loans                                            2,840         4,217
                                                       --------      --------
                                                         42,948        31,039
Less allowance for loan losses                             (496)         (363)
                                                       --------      --------
Net Loans                                              $ 42,452      $ 30,676
                                                       ========      ========

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

FINANCIAL OVERVIEW

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of James Monroe Bancorp, Inc. and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 1999.

BALANCE SHEET

Total assets increased by $20.2 million from December 31, 1999 to June 30, 2000 ending the period at $69.8 million. The increase in assets occurred as a result of a $19.7 million increase in deposits with noninterest-bearing deposits increasing $9.8 million and interest-bearing deposits increasing $9.9 million. With this growth in deposits, the Company was able to fund the $11.9 million increase in loans, added $2.0 million to the securities portfolio, and increased the Company's short-term liquidity position by $3.3 million. The Company emphasizes deposit generation as much as loan generation. Thus to-date, sufficient deposit growth has been available to fund loan demand.

RESULTS OF OPERATIONS


                                         Three Months Ended June 30,     Six Months Ended June 30,
                                         ---------------------------     -------------------------
($ IN THOUSANDS EXCEPT SHARE DATA)           2000            1999           2000           1999
                                         -----------     -----------     ----------    ----------

RESULTS OF OPERATIONS:
Total interest income                       $1,247            $630          $2,268         $1,141
Total interest expense                         446             191             811            340
Net interest income                            801             439           1,457            801
Provision for loan and lease
losses                                          77              53             133            113
Other income                                    63              31             127             71
Noninterest expense                            575             380           1,127            756
Income before taxes                            212              37             324              3
Net income                                     212              37             324              3

PER SHARE DATA:
Basic and diluted earnings per
share                                        $0.28           $0.05           $0.42          $0.00
Weighted average shares
outstanding                                764,830         740,201         764,429        741,402
Book value (at period-end)                                                   $9.30          $8.89
Shares outstanding                                                         744,290        742,590

PERFORMANCE RATIOS:
Return on average assets                     1.36%           0.42%           1.13%          0.02%
Return on average equity                    12.51%           2.23%           9.68%          0.09%
Net interest margin                          5.54%           5.39%           5.45%          5.39%
Efficiency Ratio                            66.55%          80.85%          71.15%         86.70%

OTHER RATIOS:
Allowance for loan losses to total
loans                                                                        1.16%          1.07%
Equity to assets                                                             9.92%         17.13%
Nonperforming assets to total
assets                                          0%              0%              0%             0%
Net charge-offs to total loans                  0%              0%              0%             0%
Risk-Adjusted Capital Ratios:
   Tier 1                                                                    14.7%          25.9%
   Total                                                                     15.7%          26.9%
   Leverage Ratio                                                            11.5%          19.2%


         For the quarter ended June 30, 2000, the Company earned $212,000 or $.28 per share compared with $37,000 of net income or $.05 per share for the comparable second quarter of 1999. With respect to performance ratios, annualized return on average assets was 1.36% compared with .42% for the same quarter in 1999 and the return on average equity was 12.51% for the quarter ended June 30, 2000 compared with 2.23% in 1999.

         For the six-month period ended June 30, the Company earned $324,000 compared with $3,000 for the same six-month period in 1999. Earnings per share was $.42, significantly higher than the $.00 earned for the same period in 1999. Return on average assets was 1.13% and return on average equity was 9.68% compared with .02% and .09%, respectively, for the same six-month period in 1999. The Company has experienced strong growth in assets and earnings since it commenced operations in June 1998.

         The Company continues to focus on managing a strong net interest margin (5.45% vs. 5.39% for the six-month periods in 2000 and 1999, respectively), maintaining strong asset quality as demonstrated by the lack of charge-offs and nonperforming loans to-date, and balancing cost control with the need to incur costs to support the rapid growth the Company has experienced.

         The Company currently has filed a SB-2 with the Securities and Exchange Commission which should become effective in the third quarter. The Company is looking to sell additional shares and raise an additional $5 million in capital with a proposed over-subscription of up to $2 million. The purpose of the sale of stock is to raise capital necessary to support the continued growth of James Monroe Bank and for other general corporate purposes.

NET INTEREST INCOME

         Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of earnings.

         For the six-month period ended June 30, net interest income increased $656,000, or 81.9%, from the $801,000 for 1999 to $1.5 million for the first six-months of 2000. The increase was due primarily to the increase in average total earning assets, and average loans in particular. Total average earning assets increased by $23.8 million, or 79.2%, from the first six-months of 1999 to the same period of 2000, and the yield on earning assets increased by 82 basis points reflecting increases in and adjustments to interest rates on new and outstanding floating rate loans resulting from 4 increases in the Company's prime rate since September 1999. The Fed has raised rates six times totaling 175 basis points since they began raising rates in June 1999. Average loans outstanding grew by $18.8 million, or 105.4% and the yield on such loans increased by 41 basis points. Also contributing to the increase in earning assets on a period-to-period basis was the increase in taxable securities which increased $6.1 million for the six-months ended June 30, 2000, as compared with the average for the six-months in 1999 and the yield on such securities, which increased 46 basis points period to period.

         Interest expense for the first six months of 2000 was $811,000 compared with $340,000 in interest expense for the first six months of 1999. This increase is predominately a result of the growth in the volume of interest-bearing deposits although the average cost of interest-bearing deposits increased 91 basis points. Table 2 shows the mix between growth in the volume of deposits versus the increase due to the higher interest rate environment in 2000.

         Table 2 also shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average assets and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income for the six-months ended June 30, 2000, as compared to the six-months ended June 30, 1999,is almost entirely due to the growth in the volume of earning assets and interest-bearing liabilities. The net interest margin for the six-month to six-month comparative periods improved during the period of rising rates, resulting in a 5.45% net interest margin for the six-month period in 2000 compared with a 5.39% net interest margin for the same period in 1999. The Company has been able to consistently maintain a margin over 5% during a period where the national prime rate has risen 4 times for a cumulative increase of 1.75% since September 30, 1999.

TABLE 1



                                                           Six Months Ended
                                            June 30, 2000                     June 30, 1999
-------------------------------------------------------------------------------------------------
                                        Average           Yield/       Average             Yield/
                                        Balance  Interest  Rate        Balance  Interest    Rate
-------------------------------------------------------------------------------------------------
ASSETS
Loans:
   Commercial                           $17,865    $ 800  9.01%       $ 7,405    $ 328     8.93%
   Commercial real estate                15,048      703   9.39         7,356      339      9.29
   Consumer                               3,673      215  11.77         3,054      131      8.65
                                        ----------------              ----------------
       Total Loans                       36,586    1,718   9.44        17,815      798      9.03
Taxable securities                       14,422      468   6.53         8,310      250      6.07
Federal funds sold                        2,742       82   6.01         3,863       93      4.85
                                        ----------------              ----------------
       TOTAL EARNING ASSETS              53,750    2,268  8.49%        29,988    1,141     7.67%
Less allowance for loan losses             (415)                         (183)
Cash and due from banks                   3,241                         1,498
Premises and equipment, net                 723                           490
Other assets                                544                           265
                                        -------                       -------
                   TOTAL ASSETS         $57,843                       $32,058
                                        =======                       =======
LIABILITIES AND
   STOCKHOLDERS'EQUITY
Interest-bearing demand deposits        $ 3,403     $ 36  2.13%       $ 2,978     $ 15     1.02%
Money market deposit accounts            19,374      437   4.54        10,833      211      3.93
Savings accounts                            310        5   3.24           201        3      3.01
Time deposits                            12,204      333   5.49         4,455      111      5.02
                                        ----------------              ----------------
   TOTAL INTEREST-BEARING                35,291      811  4.62%        18,467      340     3.71%
       LIABILITIES                                 -----


Net Interest Income and Net Yield
on Earning Assets                                 $1,457  5.45%                   $801     5.39%
                                                  =============                   ==============

Noninterest-bearing demand
   deposits                              15,541                         6,770
Other liabilities                           280                           161
Stockholders'equity                       6,731                         6,660
                                        -------                       -------
     TOTAL LIABILITIES AND
       STOCKHOLDERS'EQUITY              $57,843                       $32,058
                                        =======                       =======


TABLE 2

              EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME


                                                    Six Months Ended
                                             June 30, 2000 vs June 30, 1999
                                             ------------------------------
                                                            Due to Change
                                                             in Average:
                                                 or       -----------------
                                              (Decrease)    Volume     Rate
                                             ------------------------------
EARNING ASSETS:
Loans                                        $   920         883         38
Taxable securities                               218         197         20
Federal funds sold                               (11)        (63)        52
                                             ------------------------------
   Total interest income                       1,127       1,017        110

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
   deposits                                       21           2         19
Money market deposit
   accounts                                      226         189         37
Savings deposits                                   2           2          0
Time deposits                                    222         211         11
                                             ------------------------------
   Total interest expense                        471         404         68
                                             ------------------------------
     Net Interest Income                     $   656      $  613       $ 43
                                             ==============================



PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon management's judgement as to the adequacy of the allowance to absorb future possible losses. Since the Company is a relatively young bank, and its asset quality to date has been high, it has no history of loan losses. The Company also has not had any nonaccrual loans, loans past due 90-days or more, restructured loans, other real estate owned or foreclosed properties or loans charged off. There were no other loans which were performing but as to which information known to us caused management to have serious doubts as to the ability of the borrower to comply with the current loan repayment terms. In determining the adequacy of the allowance, the value and adequacy of the collateral is considered as well as the growth and composition of the portfolio. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior management, external auditors, and regulatory examiners. At the present time the Company's policy is to maintain the allowance as a percentage of total loans at approximately 1.20%. Management considers the allowance to be adequate for the periods presented.

The accompany tables reflect the composition of the loan portfolio at June 30, 2000, and June 30, 1999.

TABLE 3

         The following table presents the activity in the allowance for loan and lease losses for the six-months ended June 30, 2000 and 1999.

                                                 Six-Months Ended
                                                     June 30,
                                            --------------------------
           ($ in thousands)                    2000             1999
                                            ---------         --------
           Balance, January 1                 $363              $132
           Provision for loan losses           133               113
           Loan charge-offs                      0                 0
           Loan recoveries                       0                 0
                                              ----              ----
              Net charge-offs                    0                 0
                                              ----              ----
           Balance, September 30              $496              $245
                                              ====              ====

         The following table shows the amounts of non-performing assets at the dates indicated.

                                                   June 30,        December 31,
           ($ in thousands)                          2000              1999
                                                   --------        ------------
           Nonaccrual loans                        $  -0-            $  -0-
           Loans past-due 30-days
               or more                                -0-               -0-
           Restructured loans                         -0-               -0-
           Other real estate owned                    -0-               -0-
                                                   --------        ------------
                Total nonperforming assets         $  -0-            $  -0-
                                                   ========        ============

TABLE 4

         The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.



                                                               June 30,
                                            ---------------------------------------------------
                ($ in thousands)                    2000                     1999
                --------------------------------------------------   --------------------------
                                                        Percent                    Percent
                                                       Of Loans                   Of Loans
                                                          In                         In
                                              Amount   Category       Amount      Category
                -------------------------------------------------------------------------------
                Commercial                  $   277      44%         $   137         51%
                Commercial real estate          184      42               91         32
                Consumer                         35       7               17         14
                Other                           -0-       7              -0-          3
                                            ---------  ----------   ----------  ----------
                    Balance End of Period   $   496     100%         $   245        100%
                                            =========  ==========   ==========  ==========


LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 2000, total loans were $42.9 million, a 38.4% increase from the $31.0 million of loans at December 31, 1999. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks, and lending activity is confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio represents 7.7% of the loan portfolio at June 30, 2000.

TABLE 5

         The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

                                               June 30,          December 31,
        ($  in thousands)                        2000               1999
                                            -------------      --------------
        Commercial                          $     17,724       $        14,748
        Government guaranteed
             loans                                 1,067                 1,064
        Commercial real estate                    17,860                11,010
        Real estate mortgage loans                 2,986                 1,003
        Consumer loans                             3,300                 3,175
        Overdrafts                                    11                    39
                                            ------------       ---------------
                             Total Loans    $     42,948       $        31,039
                                            ============       ===============

INVESTMENT SECURITIES

         The carrying value of James Monroe Bancorp's securities portfolio increased $2.0 million to $15.5 million at June 30, 2000 from $13.5 million at December 31, 1999. James Monroe Bancorp currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. In general, our investment philosophy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five years or less in the case of fixed rate securities. In the case of mortgaged-backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five years or less. To the extent possible the Company attempts to "ladder" the maturities of such securities.

TABLE 6

         The following table provides information regarding the composition of our investment portfolio at the dates indicated.



                                            At June 30, 2000            At December 31, 1999
                                      -----------------------------  ---------------------------
                                                       Percent of                   Percent of
($ in thousands)                         Balance          Total        Balance         Total
                                      --------------  -------------  ------------  -------------
INVESTMENTS AVAILABLE-FOR-SALE
(AT ESTIMATED MARKET VALUE):
U.S. Government Agency
     Obligations                           $ 11,305          72.8%       $13,318          98.5%
Mortgage-backed securities                    2,393           15.4             -            0.0
Corporate debt securities                     1,492            9.6             -            0.0
                                      --------------  -------------  ------------  -------------
                                           $ 15,190           97.8       $13,318           98.5
Other investments                               345            2.2           200            1.5
                                      --------------  -------------  ------------  -------------
                                Total      $ 15,535         100.0%       $13,518         100.0%
                                      ==============  =============  ============  =============



         At June 30, 2000, we recorded a write-down of $401,000, or 2.5%, to reflect the decline in the fair market value of the available for sale securities, as compared with the original cost.

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

         The Basic Surplus approach enables us to adequately manage liquidity from both a tactical and contingency perspectives. At June 30, 2000, our Basic Surplus ratios (net access to cash and secured borrowings as a percentage of total assets was approximately 28% compared to the present internal minimum guideline range of 10% to 12%.

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

         As can be seen in Table 7, we are asset sensitive in the short term and then become slightly liability sensitive. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors.

         Thus, the Company utilizes simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated, including 8 different "rate shock" scenarios. At June 30, 2000, the following 12-month impact on net interest income is estimated to range from a positive impact of 6% to a negative impact of 6% for the multiple scenarios. In the next 12-month period the range of impact on net interest income is estimated to be from a positive impact of 10% to a negative impact of 10%. The Company believes this to be well within acceptable range given a wide variety of potential interest rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

                              MATCH FUNDING MATRIX
                               JAMES MONROE BANK
                                 JUNE 30, 2000

                  ASSETS       60+    36-59    24-35   12-23    10-11    7-9     4-6     2-3    1 MONTH    O/N     TOTAL
                             MONTHS   MONTHS   MONTHS  MONTHS   MONTHS  MONTHS  MONTHS  MONTHS
-------------------------------------------------------------------------------------------------------------------------
Liabilities &
Equity                       9,018    16,825    7,803   6,349    2,233  3,284    2,163    2,519    844    18,779   68,817

60+ Months        12,626     9,018     3,608                                                                       12,626

36-59
Months            6,448                6,448                                        ASSET SENSITIVE                 6,448

24-35
Months            6,249                6,249                                                                        6,249

12-23
Months            6,925                  520    6,405                                                               6,925

10-11
Months            3,772                         1,398    2,374                                                      3,772

7-9
Months            6,293                                  3,975   2,233    85                                        6,293

4-6
Months            8,581                                                3,199     2,163    2,519    700              8,581

2-3
Months           16,975                                                                            144   16,831    16,975

1 Month           1,948                 LIABILITY SENSITIVE                                               1,948     1,948

O/N                   0                                                                                                 0
-------------------------------------------------------------------------------------------------------------------------
Total            69,817      9,018    16,825    7,803   6,349    2,233  3,284    2,163    2,519    844   18,779    69,817
=========================================================================================================================

NONINTEREST INCOME AND EXPENSE

         Noninterest income consist primarily of services charges on deposit accounts and fees and other charges for banking services. Noninterest expense consists primarily of salary and benefit costs and occupancy and equipment expense. The following tables show the detail for the six-month periods ended June 30, 2000 and 1999.

TABLE 8

                                     Six-Months Ended June 30,
                                     -------------------------
($  in thousands)                      2000             1999
                                     --------         --------
Services charges on deposit
     accounts                        $     95         $     33
Cash management fees                       14                4
Other fee income                           18               13
                                     --------         --------
                    Total Noninterest
                              Income$     127         $     50
                                     ========         ========

         The increase in noninterest income for the comparative periods is the result of the continued growth of the Company and the expansion of products resulting in fee income such as the increase in cash management fee income and service charges on deposit accounts.

TABLE 9

         The categories of noninterest expense that exceed 1% of operating revenue are as follows:

                                     Six-Months Ended June 30,
                                   -----------------------------
($  in thousands)                      2000              1999
                                   -----------        ----------
Salaries and benefits                 $  592           $  361
Occupancy cost, net                      131              108
Equipment expense                         78               50
Professional fees                         40               28
Data processing costs                    111               69
State franchise tax                       36               32
Other                                    139               87
                                      ------           ------
   Total Noninterest
        Expense                       $1,127           $  735
                                      ======           ======

         Noninterest expense increased $392,000 or 53% from $735,000 to $1.1 million for the first six-months of 2000, as compared to the same period in 1999. Approximately half of this increase is due to the operating cost of the Company's first branch which was opened at the end of the year in 1999. The increase in salary and benefit expense of $283,000 is primarily the result of the staff costs for the new branch, the full effect for the six-month period of several additional personnel at the main office added during 1999, and merit increases for 2000.

         Occupancy and equipment costs increased $23,000 and $28,000, respectively, in the first six-months of 2000 over the first six-months of 1999. The increase is almost entirely due to the rent for the new branch plus the cost of living escalator on the main office lease and the furniture, equipment, computer and software for the new branch. With respect to the $42,000 increase in data processing costs in the comparative six-month periods, again is a result of the growth in the number of accounts at the bank, one additional ATM, and the addition of the debit card to the product line. The increase in Other costs is a combination of higher postage, supplies, and general operating expenses resulting from a larger operation.

TABLE 10

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities.



                                                            Remaining Maturity
                                                3 Months     4 to 6     7 to 12       Over 12
(Dollars in thousands)                           or Less     Months      Months        Months        Total
                                                --------    --------    ---------    ----------    ---------
Certificates of deposit less than $100,000      $  1,357    $    784    $   3,074    $    2,037    $   7,252
Certificates of deposit of $100,000 or more        2,627       1,922        4,304         1,496       10,349
                                                --------    --------    ---------    ----------    ---------
                                                $  3,984    $  2,706    $   7,378    $    3,533    $  17,601
                                                =========   ========    =========    ==========    =========


CAPITAL MANAGEMENT

         James Monroe Bancorp has reported a steady improvement in earnings since James Monroe Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and culminated with $125,000 of earnings in 1999. Earnings for the first six-months of 2000 were $324,000, nearly two and a half times the earnings level for the entire year of 1999. One of the Company's initial strategies was to restore the initial lost capital from the initial organization costs of $254,000 and the accumulated earnings loss of $452,000 for 1998. As of June 30, 2000, all but $257,000 of the losses have been recaputured. At the current rate of earnings improvement, the Company expects to restore all lost capital by the fourth quarter and expects to be in a fully-taxable position. In addition, at the current pace of growth, should such growth continue, the capital to be raised will be necessary to support the asset size of the potential company and to support future branching strategies.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 20, 2000, the annual meeting of shareholders of the Company was held for the purpose of (1) electing eleven (11) directors to serve until the next annual meeting and until their successors are duly elected and qualified; (2) considering and voting upon an amendment to the 1998 Management Stock Option Plan to increase the number of shares reserved under the Plan from 66,880 shares to 91,880 shares.

         The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.


   ----------------------------------------------------------------------------------------------------------
               Name                       For               Against/Withheld    Abstentions  Broker Non-votes
   ----------------------------------------------------------------------------------------------------------
   Fred A. Burroughs,III                  474,894                 3,750              --               --
   ----------------------------------------------------------------------------------------------------------
   Dr. Terry L. Collins                   474,894                 3,750              --               --
   ----------------------------------------------------------------------------------------------------------
   Norman P. Horn                         474,894                 3,750              --               --
   ----------------------------------------------------------------------------------------------------------
   Dr. David C. Karlgaard                 474,894                 3,750              --               --
   ----------------------------------------------------------------------------------------------------------
   Richard C. Litman                      474,894                 3,750              --               --
   ----------------------------------------------------------------------------------------------------------
   John R. Maxwell                        459,894                18,750
   ----------------------------------------------------------------------------------------------------------
   Dr. Alvin E. Nashman                   474,894                 3,750              --               --
   ----------------------------------------------------------------------------------------------------------
   Helen L. Newman                        474,894                 3,750              --               --
   ----------------------------------------------------------------------------------------------------------
   Thomas L. Patterson                    474,894                 3,750              --               --
   ----------------------------------------------------------------------------------------------------------
   David W. Pijor                         474,894                 3,750              --               --
   ----------------------------------------------------------------------------------------------------------
   Russell E. Sherman                     474,894                 3,750              --               --
   ----------------------------------------------------------------------------------------------------------



         The vote by which the amendment to the Company's 1998 Management Stock Option Plan, was approved, was as follows:

         For:                       421,494
         Against:                    35,750
         Abstain:                    21,400
         Broker Non-votes:             --

Item 5.  Other Information

         None

Item 6.  Exhibits and reports on Form 8-K


Exhibits

         Number   Description
         --------------------
         3(a)     Articles of Incorporation of James Monroe Bancorp, as amended (1)

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

27       Financial Data Schedule

-----------------------
(1)      Incorporated by reference to the exhibit of the same number in the Company's registration statement on Form SB-2 no. 333-38098.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 29, 2000                   BY: /s/John R. Maxwell
                                                 ------------------------------
                                             John R. Maxwell, President & CEO


Date:    December 29, 2000                   BY:  /s/ Richard I. Linhart
                                                  -----------------------------
                                             Richard I. Linhart, Executive Vice
                                             President & Chief Operating Officer