Form 10KSB
period 2000-12-31
MONROE JAMES BANCORP INC
filed 2001-03-19
CIK 1114868

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

           X Annual report under Section 13 or 15(d) of the Securities Exchange --- Act of 1934

          For the fiscal year ended December 31, 2000

              Transition report under Section 13 or 15(d) of the Securities --- Exchange Act of 1934

          For the transition period from                 to
                                         ---------------    --------------

Commission file number: 333-38098

                           James Monroe Bancorp, Inc.
                 (Name of Small Business Issuer in its Charter)




              Virginia                             54-1941875
  (State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

                3033 Wilson Boulevard, Arlington, Virginia 22201
               (Address of Principal Executive Offices)  (Zip Code)

Issuer's Telephone Number:  703.524.8100

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes        No  x
    ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

The issuer's revenues for the fiscal year ended December 31, 2000 were approximately $ 5,715,000

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 16, 2001 was approximately $11,225,000.

As of March 16, 2000, the number of outstanding shares of the Common Stock, $1.00 par value, of James Monroe Bancorp, Inc. was 958,767.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         James Monroe Bancorp ("Bancorp") was incorporated under the laws of the State of Virginia on April 9, 1999 to be the holding company for James Monroe Bank (the "Bank"). Bancorp acquired all of the shares of the Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of the Bank was exchanged for one share of Bancorp common stock. The Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is Bancorp's sole subsidiary. The Bank commenced banking operations on June 8, 1998, and currently operates out of its main office and one branch office. The Bank seeks to provide a high level of personal service and a sophisticated menu of products to individuals and small to medium sized businesses. While the Bank offers a full range of services to a wide array of depositors and borrowers, it has chosen the small to medium sized business, professionals and the individual retail customer as its primary target market. The Bank believes that as financial institutions grow and are merged with or acquired by larger institutions with headquarters that are far away from the local customer base, the local business and individual is further removed from the point of decision making. The Bank attempts to place the customer contact and the ultimate decision on products and credits as close together as possible.

LENDING ACTIVITIES

         The Bank offers a wide array of lending services to its customers, including commercial loans, lines of credit, personal loans, auto loans and financing arrangements for personal equipment and business equipment. Loan terms, including interest rates, loan to value ratios, and maturities, are tailored as much as possible to meet the needs of the borrower. A special effort is made to keep loan products as flexible as possible within the guidelines of prudent banking practices in terms of interest rate risk and credit risk.

         When considering loan requests, the primary factors taken into consideration are the cash flow and financial condition of the borrower, the value of the underlying collateral, if applicable, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews, trade reviews, and visits to the borrower's place of business. We have implemented a comprehensive loan policy and procedures manual to provide our loan officers with term, collateral, loan-to-value and pricing guidelines. The policy manual and sound credit analysis, together with thorough review by the Asset-Liability Committee, have resulted in a profitable loan portfolio, with only one minor non-performing assets since the Company's formation.

         Our aim is to build and maintain a commercial loan portfolio consisting of term loans, lines of credit and commercial real estate loans provided to primarily locally-based borrowers. These types of loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations. Traditional installment loans and personal lines of credit will be available on a selective basis. General economic conditions can directly affect the quality of a small and mid-sized business loan portfolio. We attempt to manage the loan portfolio to avoid high concentrations of similar industry and/or collateral pools, although this cannot be assured. We currently expect that approximately 50% of the loan portfolio will be comprised of commercial mortgage loans, approximately 15% will consist of commercial term loans, approximately 20% in commercial lines of credit and 15% in consumer loan products (car loans, residential real estate loans, personal lines of credit and other similar forms of credit products). There can be no assurance that we will be able achieve or maintain this distribution of loans. We may change at any time or from time to time the distribution of loans which we attempt to maintain, based on a number of factors, which include, but are not limited to relative pricing for and profitability of different types of loans, market demand for loans, competitive issues and the level of risk relating to individual loans.

         Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from directors, shareholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

         At December 31, 2000, the Bank's statutory lending limit to any single borrower was $1.3 million, subject to certain exceptions provided under applicable law. As of December 31, 2000, the Bank's credit exposure to its largest borrower was $1,028,000.

         Commercial Loans. Commercial loans are written for any business purpose, including the financing of plant and equipment, the carrying of accounts receivable, contract administration, and the acquisition and construction of real estate projects. Special attention is paid to the commercial real estate market which is particularly active in the Northern Virginia market area. The Bank's commercial loan portfolio reflects a diverse group of borrowers with no concentration in any borrower, or group of borrowers.

         The lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in our primary market area will have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce our ability to collect the full amount of the loan upon a default. To the extent that the Bank makes fixed rate loans, general increases in interest rates will tend to reduce our spread as the interest rates we must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

         We constantly strive to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of an economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower's industry and business plan during the underwriting process, identifying and monitoring primary and alternative sources for repayment and obtaining collateral that is margined to minimize loss in the event of liquidation.

         Commercial real estate loans will generally be owner occupied or managed transactions with a principal reliance on the borrower's ability to repay, as well as prudent guidelines for assessing real estate values. Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause loan to value margins to increase and diminish the bank's equity cushion on both an individual and portfolio basis. The Bank attempts to mitigate commercial real estate lending risks by carefully underwriting each loan of this type to address the perceived risks in the individual transaction. Generally, the Bank requires a loan to value ratio of 75% of the lower of an appraisal or cost. A borrower's ability to repay is carefully analyzed and policy calls for an ongoing cash flow to debt service requirement of 1.1:1.0. An approved list of commercial real estate appraisers selected on the basis of rigorous standards has been established. Each appraisal is scrutinized in an effort to insure current comparable market values.

         As noted above, commercial real estates loans are generally made on owner occupied or managed properties where there is both a reliance on the borrower's financial health and the ability of the borrower and the business to repay. Whenever appropriate and available, the Bank seeks Federal and State loan guarantees, such as the Small Business Administration's "7A" and "504" loan programs, to reduce risks. The Bank generally requires personal guarantees on all loans as a matter of policy; exceptions to policy are documented. All borrowers will be required to forward annual corporate, partnership and personal financial statements to comply with bank policy and enforced through the loan covenants documentation for each transaction. Interest rate risks to the Bank are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than five years. While loan amortizations may be approved for up to 360 months, loans generally have a call provision (maturity date) of 5-10 years or less. Non-specific provisions for loan loss reserves are generally set at approximately 1.20% of the portfolio value, subject to adjustment depending on national and local economic circumstances. Specific reserves are used to increase overall reserves based on increased credit and/or collateral risks on an individual loan basis. A risk rating system is used to proactively determine loss exposure and provide a measurement system for setting general and specific reserve allocations.

         Commercial term loans are used to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 60 months. The Bank generally requires a first lien position on all collateral and guarantees from owners having at least a 20% interest in the involved business. Interest rates on commercial term loans is generally floating or fixed for a term not to exceed five years. Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral. Commercial loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and on personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required more frequently, depending on the degree to which lenders desire information resources for monitoring a borrower's financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by bank policy, would be a 75% advance on the lesser of appraisal or recent sales price on commercial property, 80% or less advance on eligible receivables, 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Key person life insurance is required as appropriate and as necessary to mitigate the risk loss of a primary owner or manager.

         The Bank attempts to further mitigate commercial term loan loss by using Federal and State loan guarantee programs such as offered by the United States Small Business Administration. The loan loss reserve of approximately 1.20% of the entire portfolio in this group has been established. Specific loan reserves will be used to increase overall reserves based on increased credit and/or collateral risks on an individual loan basis. At December 31, 2000, no specific reserves have been assigned or made for any specific credits. A risk rating system is used to proactively determine loss exposure and provide a measurement system for setting general and specific reserve allocations.

         Commercial lines of credit are used to finance a business borrower's short-term credit needs and/or to finance a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against increasing loan volumes and diminishing collateral values. Commercial lines of credit are generally revolving in nature and require close scrutiny. The Bank generally requires at least an annual out of debt period (for seasonal borrowers) or regular financial information (monthly or quarterly financial statements, borrowing base certificates, etc.) for borrowers with more growth and greater permanent working capital financing needs. Advances against collateral are generally in the same percentages as in term loan lending. Lines of credit and term loans to the same borrowers are generally cross-defaulted and cross-collateralized. Industry and collateral concentration, general and specific reserve allocation and risk rating disciplines are the same as those used in managing the commercial term loan portfolio. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate. Generally, personal guarantees are required on these loans.

         As part of its internal loan review process management reviews all loans 30-days delinquent, loans on the Watch List, loans rated special mention, substandard, or doubtful, and other loans of concern at least quarterly. Loan reviews are reported to the board of directors with any adversely rated changes specifically mentioned. All other loans with their respective risk ratings are reported monthly to the Bank's Board of Directors. The Audit and Examining Committee coordinates periodic documentation and internal control reviews by outside vendors to complement loan reviews.

         Other Loans. Loans are considered for any worthwhile personal or business purpose on a case-by-case basis, such as the financing of equipment, receivables, contract administration expenses, land acquisition and development, and automobile financing. Consumer credit facilities are underwritten to focus on the borrower's credit record, length of employment and cash flow to debt service. Car, residential real estate and similar loans require advances of the lesser of 80% loan to collateral value or cost. Loan loss reserves for this group of loans are generally set at approximately 1.20% subject to adjustments as required by national or local economic conditions.

INVESTMENT ACTIVITIES

         The investment policy of the Bank is an integral part of its overall asset/liability management program. The investment policy is to establish a portfolio which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations while at the same time achieving a satisfactory return on the funds invested. The Bank seeks to maximize earnings from its investment portfolio consistent with the safety and liquidity of those investment assets.

         The securities in which the Bank may invest are subject to regulation and are limited to securities which are considered investment grade securities. In addition, the Bank's internal investment policy restricts investments to the following categories: U.S. Treasury securities; obligations of U.S. government agencies; investment grade obligations of U.S. private corporations; mortgage-backed securities, including securities issued by Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation; securities of states and political subdivisions and high quality corporate bonds.

SOURCES OF FUNDS

         Deposits. Deposits obtained through bank offices have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In order to better serve the needs of its customers, the Bank offers several types of deposit accounts in addition to standard savings, checking, and NOW accounts. Special deposit accounts include the Clarendon and Fairfax Money Market Accounts which pays a higher rate of interest but requires a larger minimum deposit. Personal checking requires a $300 minimum balance and may have no monthly fee, per check charge, or activity limit. Small Business Checking allows a small business to pay no monthly service charge with a minimum balance of $1,000 but limits the number of checks and deposits per month. If the minimums are exceeded in this account, the small business automatically moves to another account with a minimum balance of $2,500 and would be entitled to a higher minimum number of checks and deposits without incurring a monthly fee. If the small business grows and exceeds these minimums, the regular commercial analysis account is available where adequate balance can offset the cost of activity. Therefore, the bank offers a range of accounts to meet the needs of the customer without the customer incurring charges or fees.

         A bill was introduced in the 106th Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the proposed legislation is enacted in its current form, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete against other banks. As a significant portion of our deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service.

         Borrowing. While Bancorp has not placed significant reliance on borrowings as a source of liquidity, we have established various borrowing arrangements in order to provide management with additional sources of liquidity and funding, thereby increasing flexibility. Management believes that Bancorp currently has adequate liquidity available to respond to current liquidity demands.

COMMUNITY REINVESTMENT ACT

         The Bank is committed to serving the banking needs of the entire community, including low and moderate income areas, and is a supporter of the Community Reinvestment Act ("CRA"). There are several ways in which the Bank attempts to fulfill this commitment, including working with economic development agencies, undertaking special projects, and becoming involved with neighborhood outreach programs.

         The Bank has contacts with state and city agencies that assist in the financing of affordable housing developments as well as with groups which promote the economic development of low and moderate income individuals. The Bank has computer software to geographically code all types of accounts to track business development and performance by census tract and to assess market penetration in low and moderate income neighborhoods within the primary service area. The Bank is a registered Small Business Administration lender.

         Bancorp encourages its directors and officers to participate in community, civic and charitable organizations. Management and members of the Board of Directors periodically review the various CRA activities of the Bank, including the advertising program and geo-coding of real estate loans by census tract data which specifically focuses on low income neighborhoods, its credit granting process with respect to business prospects generated in these areas, and its involvement with community leaders on a personal level.

COMPETITION

         In attracting deposits and making loans, we encounter competition from other institutions, including larger commercial banking organizations, savings banks, credit unions, other financial institutions and non-bank financial service companies serving our market area. Financial and non-financial institutions not located in the market are also able to reach persons and entities based in the market through mass marketing, the internet, telemarketing, and other means. The principal methods of competition include the level of loan interest rates, interest rates paid on deposits, efforts to obtain deposits, range of services provided and the quality of these services. Our competitors include a number of major financial companies whose substantially greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. In light of the deregulation of the financial service industry and the absence of interest rate controls on deposits, we anticipate continuing competition from all of these institutions in the future. Additionally, as a result of legislation which reduced restrictions on interstate banking and widened the array of companies that may own banks, we may face additional competition from institutions outside our market and outside the traditional range of bank holding companies which may take advantage of such legislation to acquire or establish banks or branches in our market. There can be no assurance that we will be able to successfully meet these competitive challenges.

         In addition to offering competitive rates for its banking products and services, our strategy for meeting competition has been to concentrate on specific segments of the market for financial services, particularly small business and individuals, by offering such customers customized and personalized banking services.

         We believe that active participation in civic and community affairs is an important factor in building our reputation and, thereby, attracting customers.

EMPLOYEES

         As of December 31, 2000, Bank had 16 full-time and 2 part-time employees. Bancorp has no employees who are not also employees of the Bank. Our employees are not represented by any collective bargaining unit, and we believe our employee relations are good. The Bank maintains a benefit program which includes health and dental insurance, life, short-term and long-term disability insurance, and a 401(k) plan for substantially all employees.

SUPERVISION AND REGULATION

JAMES MONROE BANCORP

         Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the "Act") and is subject to supervision by the Federal Reserve Board. As a bank holding company, Bancorp is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of Bancorp and each of its subsidiaries.

         The Act requires approval of the Federal Reserve Board for, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control, or substantially all the assets, of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law, but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition.

         Under current law, with certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in, a company that engages in activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

         Effective on March 11, 2000, the Gramm Leach Bliley Act (the "GLB Act") allows a bank holding company or other company to certify status as a financial holding company, which will allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing, on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to Bancorp or any other subsidiary of Bancorp; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

         The Federal Reserve has also adopted capital guidelines for bank holding companies that are substantially the same as those applying to state member banks, although these requirements are not currently applicable to Bancorp.

JAMES MONROE BANK

         The Bank is a Virginia chartered commercial bank which is a member of the Federal Reserve System. Its deposit accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of James Monroe Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

         Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the Bank's earnings. Thus, the earnings and growth of the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

         Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") by adopting a law after the date of enactment of the
Riegle-Neal Act and prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

         The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states which specifically allow for such branching. Virginia has enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

         Capital Adequacy Guidelines. The Federal Reserve Board has adopted risk-based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

         State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital.

         Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available for sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which a bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject that bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

         Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

         An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital which has been raised and is imminently available for infusion into a bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan;
(iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or
(x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

         Regulatory Enforcement Authority. Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The executive offices of Bancorp and the Bank, and the main office of the Bank are located at 3033 Wilson Boulevard, Arlington, Virginia. Our offices occupy 5,400 square feet on the ground floor of a seven story office building, including approximately 1,800 square feet used for the banking lobby. We lease the property in which the main office is located under a lease expiring on December 31, 2007 at a current monthly rent of $16,150, subject to fixed annual increases of approximately 3% annually, plus an allocated portion of the building annual operating expenses. There are two five year options to renew the lease. The Bank has one branch, located at 7023 Little River Turnpike, Annandale, Virginia. The branch consists of 1,445 square feet in a professional office building. The property is occupied under a lease, terminating on September 30, 2004, at a current monthly rental of $2,450, subject to fixed annual increases of approximately 3% annually. There are options to renew the lease for two additional five year terms. On January 2, 2001, the Company entered into a new lease of 1774 square feet at 606 S. King St., Leesburg, Virginia. The current monthly rental is $3,250 subject to annual increases of approximately 3%. The lease expires on December 31, 2010. There are two five year renewal options. The Company intends to open a branch at this site utilizing approximately 875 square feet and sub-lease the remaining space.

         Management believes the existing facilities are adequate to conduct Bancorp's business.

ITEM 3.  LEGAL PROCEEDINGS.

         Bancorp may be involved in routine legal proceedings in the ordinary course of its business. At December 31, 2000, there are no pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market for Common Stock and Dividends. Bancorp's common stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq SmallCap Market. Since January 19, 2001, the common stock has been traded in the over the counter "bulletin board" market (the "OTCBB") under the symbol "JMBI". Two market makers currently offer to make a market in the common stock. Trading in the common stock has been sporadic, and prior to January 19, 2001 consisted of private trades conducted without brokers. There may be other trades of which we are either not aware, or with respect to which we are not aware of the price. These trades and transactions do not necessarily reflect the intrinsic or market values of the common stock. As of December 31, 2000, there were 958,767 shares of common stock outstanding, held by approximately 544 shareholders of record.

         Set forth below is certain financial information relating to Bancorp's share price history for the each quarter since January 1, 1999. Information for the period prior to July 1, 1999 represents trades in the common stock of the Bank. High and low sales prices reflect trades known to Bancorp, and do not necessarily reflect all trades which occurred.


                         2001                     2000                      1999
                 ---------------------    ----------------------    ----------------------
Period Ended       High        Low          High         Low          High         Low
                 ---------   ---------    ---------   ----------    ----------  ----------
March 31         $15.50      $14.50       $ 12.25     $ 10.00       $ 11.00     $ 11.00
June 30                                   $ 12.25     $ 11.44       $ 11.00     $ 11.00
September 30                              $ 14.50     $ 14.50       $ 12.00     $ 11.25
December 31                               None        None          $ 12.00     $ 12.00


         Dividends. Holders of the common stock are entitled to receive dividends as and when declared by the Board of Directors. Bancorp has not paid cash dividends since it became the holding company for the Bank, and prior to that time the Bank did not pay any cash dividends, each electing to retain earnings to support growth. We currently intend to continue the policy of retaining dividends to support growth for the immediate future. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as applicable governmental policies and regulations. There can be no assurance that we will have earnings at a level sufficient to support the payment of dividends, or that we will in the future elect to pay dividends. As the Bank is the primary source of funds for payment of dividends by Bancorp, the inability of the Bank to pay dividends could adversely affect the ability of Bancorp to pay dividends.

         Regulations of the Federal Reserve and Virginia law place a limit on the amount of dividends the Bank may pay without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. At December 31, 2000, $ 242,000 in dividends may be approved without prior approval. State and federal regulatory authorities also have authority to prohibit a bank from paying dividends if they deem payment to be an unsafe or unsound practice.

         The Federal Reserve has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that Bancorp may pay in the future. In 1985, the Federal Reserve issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weakened the holding company's financial health, such as by borrowing.

         As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank is not currently in default under any of its obligations to the FDIC.

         Recent Sales of Unregistered Shares. During the past three years, Bancorp has not sold any securities without registration under the Securities Act of 1933, except for the initial issuance of shares of its common stock, par value $1.00 per share, as of July 1, 1999, in connection with the establishment of Bancorp as the one bank holding company for the Bank. Bancorp relied upon the exemption provided by Section 3(a)(12) of the Securities Act of 1933. In connection with that reorganization transaction, each share of outstanding common stock of the Bank was converted into one share of Bancorp common stock, and each shareholder retained the same percentage ownership interest in Bancorp as such shareholder had in the Bank. Each outstanding option to purchase shares of the Bank common stock was converted into an identical option to purchase shares of Bancorp. No shares of Bancorp common stock or other authorized class of securities were sold for cash, and no underwriter, broker or dealer was involved in connection with the reorganization and conversion of shares.

         Prior to establishment of Bancorp as the holding company for the Bank, on June 8, 1998, the Bank consummated the sale of 737,590 shares of its common stock, par value $5.00 per share through an offering to members of the general public. All shares were sold at a price of $10.00 per share, resulting in net proceeds to the Bank of approximately $7.4 million. The Bank relied upon the exemption for bank securities provided by Section 3(a)(2) of the Securities Act of 1933. No underwriter, broker or dealer was involved in the offerings.

         On February 10, 1999, the Bank sold 5,000 of its common stock to an individual in connection with his joining the Board of Directors at a price of $10.00 per share. The Bank relied on the exemption for bank securities provided by Section 3(a)(2) of the Securities Act of 1933. On February 10, 2000, Director Dr. Alvin Nashman exercised his 1,700 vested option shares at a price of $10.00 per share.

         Use of Proceeds: On August 11, 2000, Bancorp's first registration statement under the Securities Act of 1933, on Form SB-2 (No. 333-38098), relating to its initial registered offering of common stock, $1.00 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. The offering related to an aggregate of up to 344,828 shares of common stock, at an offering price of $14.50 per share, for an aggregate offering price of $5,000,006. We also reserved the right to sell up to an additional 137, 930 shares of common stock in the event that the offering was oversubscribed, for an additional aggregate offering price of $1,999,985.

         On November 15, 2000, the offering was completed. We accepted subscriptions for and sold an aggregate of 214,477 shares of common stock at the offering price of $14.50 per share, for gross proceeds of $3,109,916.50. Aggregate expenses of the offering were $88,000, resulting in net proceeds of the offering of $3,022,000. No person or entity underwrote the offering, which was made through the efforts of the directors and executive officers. None of such directors or officers received any special compensation in connection with the offering.

         As of December 31, 2000, $1 million of the proceeds of the offering have been contributed to the capital of the Bank for use in support of its lending and investment activities. The remaining proceeds of the offering have been retained by Bancorp and held in temporary interest-bearing money market investments pending contribution to the Bank or used for other general corporate purposes.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD-LOOKING STATEMENTS

         This document contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in Bancorp's market, interest rates and interest rate policies, competitive factors, statements by suppliers of data processing equipment and services, government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statement. Bancorp does not undertake to update any forward-looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

FINANCIAL OVERVIEW

         The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of Bancorp and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2000.

BALANCE SHEET

         Total assets increased by $39.6 million from December 31, 1999 to December 31, 2000, ending the period at $89.2 million. The increase in assets occurred as a result of a $35 million increase in deposits, with noninterest-bearing deposits increasing $9.5 million and interest-bearing deposits increasing $25.7 million. In addition, stockholders' equity increased $4.1 million, primarily a result of the $3.1 million of new capital raised and the $810 thousand of earnings for the year 2000. With this growth in deposits and capital, Bancorp was able to fund $19 million increase in loans, added $6.5 million to the securities portfolio, and increased Bancorp's short-term liquidity position by $8.4 million. Of the approximately $3 million in new capital (net of issuance costs) that was raised in 2000, $1 million was contributed to the Bank's capital and the remaining $2 million has been invested in interest-bearing money market instruments.

RESULTS OF OPERATIONS


                                                                           SEVEN MONTHS ENDED
                                             YEAR ENDED DECEMBER 31,           DECEMBER 31,
                                           ---------------------------     ------------------
($ in thousands except share data)             2000            1999                 1998
                                           -----------      ----------     ------------------
BALANCE SHEET HIGHLIGHTS:
Total assets                                 $ 89,230        $ 49,618           $ 23,509
Total loans                                    50,040          31,039             12,769
Total liabilities                              78,497          43,018             16,850
Total shareholders' equity                     10,733           6,600              6,659
---------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Total interest income                        $  5,413        $  2,845           $    630
Total interest expense                          2,177             921                147
Net interest income                             3,236           1,924                483
Provision for loan and lease losses               237             231                132
Other income                                      302             159                 14
Noninterest expense                             2,348           1,727                817
Income before taxes                               953             125               (452)
Net income                                        810             125               (452)
---------------------------------------------------------------------------------------------
PER SHARE DATA:
Earnings per share, basic                    $   1.04        $   0.17           $  (0.61)
Earnings per share, diluted                  $   1.01        $   0.17           $  (0.61)
Weighted average shares
     outstanding--basic                       779,256         742,028            737,590
Weighted average shares
     outstanding--diluted                     804,394         750,952            737,590
Book value (at period-end)                   $  11.19        $   8.87           $   9.03
Shares outstanding                            958,767         744,290            737,590
---------------------------------------------------------------------------------------------
PERFORMANCE RATIOS:
Return on average assets                         1.19%          0.32%              (0.72%)
Return on average equity                        10.75%          1.89%              (6.59%)
Net interest margin                              5.09%          5.25%               5.27%
Efficiency Ratio                                 66.4%          82.9%              164.4%
---------------------------------------------------------------------------------------------
OTHER RATIOS:
Allowance for loan losses to total
     loans                                       1.20%          1.17%               1.03%
Equity to average assets                        12.03%         13.30%              28.33%
Nonperforming assets to total
     assets                                       0.0%           0.0%                0.0%
Net charge-offs to total loans                    0.0%           0.0%                0.0%
Risk-Adjusted Capital Ratios:
     Tier 1                                      18.5%          20.3%               43.8%
     Total                                       19.6%          21.4%               44.7%
     Leverage Ratio                              12.6%          13.9%               30.6%


COMPARISON OF 1999 OPERATING RESULTS TO 1998 OPERATING RESULTS

         James Monroe Bank, the wholly owned subsidiary of Bancorp, commenced operations on June 8, 1998, and therefore had only seven months of operations in 1998 compared to twelve months of operations in 1999. During this period Bancorp has experienced rapid growth, growing from $7 million in assets at commencement, to $23.5 million at December 31, 1998 to $49.6 million at December 31, 1999, and ended December 31, 2000 at $89.2 million in assets.

         For the seven month period ended December 31, 1998, Bancorp lost $452,000 compared to a profit of $125,000 for the first full year of operations ending December 31, 1999. An in depth analysis comparing individual income or expense items for 1999 with 1998 is not meaningful in that the explanation for each line item is that the increase in income or expense comparing 1999 to 1998 is attributable to 1) the growth Bancorp has experienced during this period and
2) the increase is due the fact that 1999 is a twelve month period and 1998 was a seven month period. The following discussion compares the results of 2000 with 1999.

COMPARISON OF 2000 OPERATING RESULTS TO 1999 OPERATING RESULTS

         For the year ended December 31, 2000, Bancorp earned $810,000, or $1.04 per basic share and $1.01 per diluted share , compared with $125,000 of net income, or $0.17 per basic share and $0.17 per diluted share, for the year ended December 31, 1999. With respect to performance ratios, 2000 earnings resulted in a return on average assets of 1.19% and a return on average equity of 10.75% compared to a 0.32% return on average assets and a 1.89% return on average equity for 1999. In comparing 1999 and 2000 earnings, the reader should note that Bancorp made no provision for federal income taxes in 1999 because earnings were offset by net operating loss carryforwards from 1998, whereas in 2000, net operating loss carryforwards were fully utilized by August 2000 and Bancorp became fully taxable thereafter.

         Bancorp continues to focus on managing a strong net interest margin (5.09% for 2000 versus 5.25% 1999), maintaining strong asset quality, and balancing cost control with the need to incur costs to support the rapid growth Bancorp has experienced.

NET INTEREST INCOME

         Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of earnings. Table 1 presents average balance sheets and a net interest income analysis for the year ended December 31, 2000, compared with the year ended December 31, 1999. Bancorp did not have any tax-exempt income during any of the periods presented herein.

         For the year ended December 31, 2000, net interest income increased $1.3 million, or 68.1%, to $3.2 million from the $1.9 million for the year ended December 31, 1999, primarily as a result of the increase in the volume of interest earning assets. Total average earning assets increased by $26.6 million, or 71.7%, from 1999 to 2000, and the yield on earning assets increased by 83 basis points as a result of 4 increases in the prime rate. Between June 1999 and December 2000, the Federal Reserve raised rates on six occasions, for an aggregate increase of 175 basis points. During this period of rising rates, Bancorp has managed the rates earned on earning assets and the rates paid on interest-bearing deposits to maintain a balance between being able to generate loans and deposits and to also maintain a relatively steady net interest margin. From 1999 to 2000, average loans outstanding grew by $19.3 million, or 87.0% and the yield on such loans increased by 53 basis points. Also contributing to the increase in earning assets on a period- to-period basis was the increase in taxable securities which increased $5.7 million and federal funds sold and cash equivalent increased $1.5 million. The yield on these earning assets also increased 66 basis points and 137 basis points, respectively. The growth in the liquidity from 1999 to 2000, represented by the growth in taxable securities and Federal funds sold and cash equivalents, is attributable to the $27.7 million growth in average deposits, net of the $19.8 million growth in average loans outstanding.

TABLE 1
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
($ in thousands)


                                                          Year Ended                               Year Ended
                                                       December 31, 2000                        December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                  Average                   Yield/         Average                    Yield/
                                                  Balance       Interest     Rate          Balance       Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
     Commercial                                   $ 19,224      $ 1,749     9.10%          $ 10,012        $ 865       8.64%
     Commercial real estate                         16,729        1,670      9.98             8,672          850       9.80
     Consumer                                        5,567          558     10.02             3,517          293       8.33
                                            --------------------------------------   ----------------------------------------
          Total Loans                               41,520        3,977      9.58            22,201        2,008       9.04
Taxable securities                                  16,338        1,067      6.53            10,176          622       6.11
Federal funds and cash equivalents                   5,759          369      6.41             4,268          215       5.04
                                            --------------------------------------   ----------------------------------------
                  TOTAL EARNING ASSETS              63,617        5,413     8.51%            36,645        2,845       7.76%
Less allowance for loan losses                        (481)                                    (242)
Cash and due from banks                              3,678                                    2,261
Premises and equipment, net                            712                                      508
Other assets                                           680                                      353
                                            ---------------                          ---------------
                          TOTAL ASSETS            $ 68,206                                 $ 39,525
                                            ===============                          ===============
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Interest-bearning demand deposits                  $ 3,667         $ 77     2.10%           $ 2,739         $ 41       1.50%
Money market deposit accounts                       20,826          986      4.73            13,615          556       4.08
Savings accounts                                       337           10      2.97               255            7       2.75
Time deposits                                       17,908        1,101      6.15             6,329          317       5.01


Borrowed funds                                          45            3      6.67                 -            -          -
                                            --------------------------------------   ----------------------------------------
                TOTAL INTEREST-BEARING
                   LIABILITIES                      42,783        2,177     5.09%            22,938          921       4.02%
                                            --------------------------------------   ----------------------------------------

Net Interest Income and Net Yield on
Interest-Earning Assets                                         $ 3,236     5.09%                        $ 1,924       5.25%
                                                           =======================                  =========================




Noninterest-bearing demand
     deposits                                       17,570                                    9,760


Other liabilities                                      319                                      160


Stockholders' equity                                 7,534                                    6,660
                                            ---------------                          ---------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                    $ 68,206                                 $ 39,518
                                            ===============                          ===============


           Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates between 2000 and 1999. As the table shows, the increase in net interest income is almost entirely due to the growth in the volume of earning assets and interest-bearing liabilities for the comparative periods despite the fact that interest rates changed 6 times for an aggregate increase of 175 basis points from June 1999 to December 31, 2000. Despite these increases and the increasing competition from other financial institutions for both loans and deposits within the market served by Bancorp, Bancorp has been able to maintain a relatively consistent and strong net interest margin in excess of 5%.

TABLE 2


EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                                 YEAR ENDED DECEMBER 31,
                                                      2000 VS. 1999
                                           -------------------------------------
                                             INCREASE        DUE TO CHANGE
                                                OR            IN AVERAGE:
($ in thousands)                            (DECREASE)     VOLUME       RATE
                                           -------------------------------------
Earning Assets:
Loans                                           $ 1,969      $ 1,844      $ 125
Taxable securities                                  445          368         77
Federal funds sold                                  154           87         67
                                           -------------------------------------
     Total interest income                        2,568        2,299        269

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
     deposits                                        36           16         20
Money market deposit
     accounts                                       430          331         99
Savings deposits                                      3            2          1
Time deposits                                       784          697         87
Borrowed funds                                        3            3          -
                                           -------------------------------------
     Total interest expense                       1,256        1,049        207
                                           -------------------------------------
          Net Interest Income                   $ 1,312      $ 1,250       $ 62
                                           =====================================

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon management's best estimate of probable losses which have been incurred. Since James Monroe Bank is a de novo bank with a limited operating history, it has no history of loan losses. To date, the Company has not charged off any loans. Except for one nonaccrual loan of less than $40,000 the Company has not had any nonaccrual loans, loans past due 90-days or more, restructured loans, other real estate owned or foreclosed properties. At December 31, 2000, there were no loans which were performing but as to which information known to us caused management to have serious doubts as to the ability of the borrower to comply with the current loan repayment terms. In determining the adequacy of the allowance, the value and adequacy of the collateral is considered as well as the growth and composition of the portfolio, as well as the loss experience of other banks in our peer group. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior management, external auditors, and regulatory examiners. While the methodology we use for establishing the allowance for loan losses is reevaluated on a regular basis, the Company's current policy is to maintain the allowance at approximately 1.20% of total loans. As reflected in table 4 below, the allowance is allocated among the various categories of loans in rough proportion to the level of loans outstanding in such categories. Management considers the allowance to be adequate for the periods presented.

TABLE 3

         The following table presents the activity in the allowance for loan and lease losses for the years ended December 31, 2000 and 1999 and the seven-months ended December 31, 1998.

                                                               SEVEN MONTHS
                                                                   ENDED
($ in thousands)            DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                               2000              1999              1998
                            ------------      ------------      ------------
Balance, January 1             $ 363             $ 132             $   -
Provision for loan losses        237               231               132
Loan charge-offs                   -                 -                 -
Loan recoveries                    -                 -                 -
                            ------------      ------------      ------------
     Net charge-offs               -                 -                 -
                            ------------      ------------      ------------
Balance, December 31           $ 600             $ 363             $ 132
                            ============      ============      ============

TABLE 4

         The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.


                                                                     December 31,
                                                ----------------------------------------------
                                                         2000                     1999
                                                ----------------------------------------------
($ in thousands)                                  Amount     Percent       Amount    Percent
                                                ----------------------  ----------------------
Commercial loans                                 $ 255        42.5%        $ 200      50.9%
Comercial real estate loans                        250        41.5           120      31.8
Real estate 1-4 family residental loans             50         8.4            10       3.2
Home equity loans                                    -         1.1             -       0.5
Consumer loans                                      45         6.5            33      13.6
                                                ----------------------  ----------------------
Balance End of Period                            $ 600       100.0%        $ 363     100.0%
                                                ======================  ======================


TABLE 5

Table 5 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 2000. Maturities are based on the earlier of contractual maturity or repricing date.



                                                            DECEMBER 31, 2000
                                       ----------------------------------------------------------
                                                          AFTER ONE
                                            WITHIN       YEAR THROUGH    AFTER FIVE
($ in thousands)                           ONE YEAR       FIVE YEARS       YEARS          TOTAL
                                       ----------------------------------------------------------
Commercial loans                            $ 16,908         $ 3,293      $ 1,070       $ 21,271
Commercial real estate loans                   8,211          12,346          226         20,783
Real estate 1-4 family residential             2,008           2,130           27          4,165
Home equity loans                                546               -            -            546
Consumer loans                                 2,771             474           30          3,275
                                       ----------------------------------------------------------
                                            $ 30,444        $ 18,243      $ 1,353       $ 50,040
                                       ==========================================================

($ in thousands)
Fixed Rate*                                  $ 6,160         $ 9,671        $ 358       $ 16,189
Variable Rate*                                24,284           8,572          995         33,851
                                       ----------------------------------------------------------

                    Total                   $ 30,444        $ 18,243      $ 1,353       $ 50,040
                                       ==========================================================



* The table reflects the earliest period of either maturity date or next repricing date.


LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At December 31, 2000, total loans were $50.0 million, a 61.2% increase from the $31.0 million in loans outstanding at December 31, 1999. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks, and lending activity which is confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower. The 1-4 family residential real estate loans are generally not the typical first mortgage loan but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property or the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loans. As can be seen in Table 5, Bancorp has very few loans that have a fixed rate and a maturity of five years or greater or reprice in more than five years.

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio represents 7.6% of the loan portfolio at December 31, 2000.

TABLE 6

         The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

                                       DECEMBER 31,          DECEMBER 31,
($ in thousands)                           2000                  1999
                                       ------------          ------------

Commercial loans                         $ 21,271             $ 15,812
Real estate-Commercial                     20,783                9,849
Real estate-1-4 family residential          4,165                1,003
Home equity loans                             546                  158
Consumer loans                              3,275                4,217
                                       ------------          ------------
                                           50,040               31,039
Less allowance for loan losses               (600)                (363)
                                       ------------          ------------
Net Loans                                $ 49,440             $ 30,676

INVESTMENT SECURITIES

         The carrying value of James Monroe Bancorp's securities portfolio increased $6.1 million to $20.0 million at December 31, 2000 from $13.9 at December 31, 1999. From December 31, 1999 to December 31, 2000, the adjustment to record the securities at approximate fair market value improved by $431,000 from a mark-to-market loss of $372,000 at the end of 1999 to a mark-to-market appreciation of $59,000 at the end of 2000. James Monroe Bancorp currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. In general, our investment philosophy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five years or less in the case of fixed rate securities. In the case of mortgaged-backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five years or less except for adjustable rate securities which may have an average life greater than 5 years. To the extent possible Bancorp attempts to "ladder" the maturities of such securities.

TABLE 7

         The  following   table  presents  the  amount  and  maturities  of  the
investment securities in our portfolio at December 31, 2000.



MATURITY OF SECURITIES

                                           Years to Maturity
-------------------------------------------------------------------------------------------------------------------
                                      Within              Over 1              Over 5               Over
         ($ in thousands)             1 Year             through 5 Years     through 10 Years    10 Years
-------------------------------------------------------------------------------------------------------------------
                                      Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield
-------------------------------------------------------------------------------------------------------------------
INVESTMENTS AVAILABLE-FOR-SALE:
U. S. Agency                          $ 250       5.75%  $ 10,905    6.16%   $ 1,000     6.78%   $  -         0.00%
Mortgage-backed securities            $  -          -       2,443    6.79      1,875     6.37      891        6.87
Corporate bonds                       $  -          -       1,241    7.28         -                 -
                                     -------             ---------           --------            ------
             Total Debt Securities
                Available-for-Sale    $ 250       5.75%  $ 13,148    6.43%   $ 2,875     6.51%   $ 891        6.87%
                                     =======             =========           ========            ======


         For additional information regarding the investment portfolio, see Note 2 to the consolidated financial statements for the year ended December 31, 2000.

         At December 31, 2000, there were no issuers, other than issuers who are US government agencies, whose securities owned by Bancorp had an aggregate book value of more than 10% of total stockholder's equity of Bancorp.

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

         The Basic Surplus approach enables us to adequately manage liquidity from both a tactical and contingency perspectives. At December 31, 2000, our Basic Surplus ratios (net access to cash and secured borrowings as a percentage of total assets was approximately 24% compared to the present internal minimum guideline range of 7% to 10%.

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

As can be seen in the accompanying Table 9 that follows, we are asset sensitive in the short term and then become slightly liability sensitive. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors.

         Thus, Bancorp utilizes simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated. At December 31, 2000, the following 12-month impact on net interest income is estimated to range from a positive impact of 7% to a negative impact of 6% for the multiple scenarios. In the next 12-month period the range of impact on net interest income is estimated to be from a positive impact of 5% to a negative impact of 7%. Bancorp believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure Bancorp is not materially at risk to possible changes in interest rates.

TABLE 8

                              MATCH FUNDING MATRIX
                               JAMES MONROE BANK
                                DECEMBER 31, 2000

                  ASSETS       60+    36-59    24-35   12-23    10-11    7-9     4-6     2-3    1 MONTH    O/N     TOTAL
                             MONTHS   MONTHS   MONTHS  MONTHS   MONTHS  MONTHS  MONTHS  MONTHS
-------------------------------------------------------------------------------------------------------------------------
Liabilities &
Equity                       12,168   16,633    11,915  6,602    2,151  2,275    1,435    2,581    1,946  29,512   87,218

60+ Months        17,563     12,168    5,395                                                                       17,563

36-59
Months             6,973               6,973                                        ASSET SENSITIVE                 6,973

24-35
Months             3,577               3,577                                                                        3,577

12-23
Months             6,807                 688     6,119                                                              6,807

10-11
Months             5,170                         5,170                                                              5,170

7-9
Months             7,200                           626   6,574                                                      7,200

4-6
Months           11,213                                     28   2,151  2,275    1,435    2,581  1,946      797    11,213

2-3
Months           23,210                                                                                  23,210    23,210

1 Month           5,505                 LIABILITY SENSITIVE                                               5,505     5,505

O/N                   0                                                                                                 0
-------------------------------------------------------------------------------------------------------------------------
Total            87,218     12,168    16,633   11,915   6,602    2,151  2,275    1,435    2,581  1,946   29,512    87,218
=========================================================================================================================



NONINTEREST INCOME AND EXPENSE

         Noninterest income consist primarily of services charges on deposit accounts and fees and other charges for banking services. Noninterest expense consists primarily of salary and benefit costs and occupancy expense. The following tables shows the detail for the years ended December 31, 2000 and 1999 and for seven-month period ended December 31, 1998.

TABLE 9

         The increase in noninterest income for the comparative periods is the result of the continued growth of Bancorp and the expansion of products resulting in fee income.



                                                                             FOR THE SEVEN
                                               DECEMBER 31,                   MONTHS ENDED
($ in thousands)                                   2000          1999       DECEMBER 31, 1998
                                               ------------   ---------     -----------------
Service charges on deposit accounts               $ 190         $ 111            $  5
Cash management fee income                           48            19               5
Gain on sale of securities                           17             -               -
Other fee income                                     47            29               4
                                               ------------   ---------     -----------------
             Total Noninterest Income             $ 302         $ 159            $ 14
                                               ============   =========     =================


TABLE 10

         Major expense categories that exceed 1% of operating revenues for the comparative years ended December 31 are as follows:




                                            DECEMBER 31,       FOR THE SEVEN MONTH
                                        --------------------        PERIOD ENDED
($ in thousands)                          2000        1999       DECEMBER 31, 1998
                                        --------    --------   -------------------
Salaries and benefits                    $ 1,203     $  841            $ 355
Occupancy cost, net                          266        234              119
Equipment expense                            149        104               38
Data processing costs                        251        164               56
Advertising and public relations              56         48               38
Professional fees                             76         60               46
Courier and express services                  52         31               14
Meals & entertianment                         40         26               14
Supplies                                      35         25               15
Postage                                       27         25                5
Holding company organization costs             -         46                -
State franchise tax                           94         66               40
Other                                         99         57               77
                                        ---------   --------          -------
             Total Noninterest Expense   $ 2,348     $1,727            $ 817
                                        =========   ========          =======




         Noninterest expense increased $621,000 or 36% from $1.7 million at December 31,1999 to $2.3 million for 2000. Approximately one-third of this increase is due to the operating cost of Bancorp's first branch which was opened at the end of the year in 1999. The branch is staffed with 3.5 FTE employees. At December 31, 2000, the branch had $13 million in deposits and had generated $3.3 million in loans. On a basis of fully allocating expenses, the branch began making a positive contribution of earnings by mid-year 2000. The increase in personnel expense of $ 362,000 is a result of the staff costs for the new branch, merit increases to all employees on January 1 of each year, and a $70,000 increase in the bonus pool for employees.

         Occupancy and equipment costs increased $77,000 to $415, 000 in 2000 from $338,000 for 1999. The increase is predominately due to the rent, leasehold amortization, and equipment depreciation costs of the new branch for 2000 which were not incurred for 1999. With respect to the increases in other expenses categories such as data processing costs, postage, supplies, and other general operating costs, increases are due to the significant growth the bank has experienced since its opening.

TABLE 12

         The following table indicates the amount of certificates of deposit of $100,000 or more and less than $100,000, and their remaining maturities.



                                               3 MONTHS     4 TO 6      7 TO 12     OVER 12
                                               OR LESS      MONTHS      MONTHS      MONTHS       TOTAL
                                             --------------------------------------------------------------
Certificates of deposit less than $100MM       $ 5,317      $ 1,682     $ 4,004     $ 2,502     $ 13,505
Certificates of deposit of $100MM or more        4,369        2,253       5,565         857       13,044
                                             --------------------------------------------------------------
                                               $ 9,686      $ 3,935     $ 9,569     $ 3,359     $ 26,549
                                             ==============================================================

CAPITAL MANAGEMENT

                  Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At December 31, 2000, stockholders' equity increased $4.17 million from the $6,600,000 of equity at December 31, 1999, primarily as a result of the issuance of 216,177 shares of common stock at $14.50 per share, which resulted in net proceeds of approximately $3 million, and also reflecting earnings of $810,000, an $284,000 increase in the in the fair value of securities available for sale, and $17,000 proceeds from the exercise of a director stock option relating to 1,700 shares of common stock.

         James Monroe Bancorp has reported a steady improvement in earnings since James Monroe Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and culminated with $125,000 of earnings in 1999 and $810,000 of earning for 2000. One of Bancorp's initial strategies was to restore the initial lost capital from the initial organization costs of $254,000 and the accumulated earnings loss of $452,000 for 1998. As of December 31, 2000, the earnings for 1999 and 2000 have recouped the losses and ended the year with a positive retained earnings of $229,000. In addition, Bancorp has fully utilized its net operating losses for tax purposes beginning in September 2000 and has been at a 34% effective tax rate since that date.

ITEM 7. Financial Statements.


                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors
James Monroe Bancorp, Inc. and Subsidiary
Arlington, Virginia

         We have audited the accompanying consolidated balance sheets of James Monroe Bancorp, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of James Monroe Bank for the period June 8, 1998 (commencement of banking operations) through December 31, 1998 were audited by other auditors whose report, dated February 17, 1999, expressed an unqualified opinion on those statements.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James Monroe Bancorp, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.


Winchester, Virginia
January 5, 2001

                           JAMES MONROE BANCORP, INC.

                                 AND SUBSIDIARY


                                    JAMES MONROE BANCORP, INC.
                                          AND SUBSIDIARY

                                   CONSOLIDATED BALANCE SHEETS
                                    December 31, 2000 and 1999

                            (Dollars in thousands, except share data)

                                                                                  DECEMBER 31,
                                                                       -----------------------------
Assets                                                                    2000              1999
                                                                       ----------        -----------

Cash and due from banks                                                 $  6,362          $  2,641
Interest-bearing deposits in banks                                         2,010                -
Federal funds sold                                                         9,933             1,537
Securities available for sale, at fair value                              20,039            13,518
Loans, net of allowance for loan losses of $600 in 2000
  and $363 in 1999                                                        49,440            30,676
Bank premises and equipment, net                                             692               714
Accrued interest receivable                                                  567               346
Other assets                                                                 187               186
                                                                       ----------        -----------

                                                                        $ 89,230          $ 49,618
                                                                       ==========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:

Noninterest-bearing deposits                                            $ 22,711          $  13,217
Interest-bearing deposits                                                 55,331             29,602
                                                                       ----------        -----------
Total deposits                                                            78,042             42,819

Accrued interest payable and other liabilities                               455                199
                                                                       ----------        -----------
Total liabilities                                                         78,497             43,018
                                                                       ----------        -----------

COMMITMENTS AND CONTINGENCIES                                                 -                  -
                                                                       ----------        -----------

STOCKHOLDERS' EQUITY

Common stock, $1 par value; authorized 2,000,000 shares; issued
and outstanding 958,767 shares in 2000, 742,590 shares in 1999               959                743
Capital surplus                                                            9,506              6,683
Retained earnings (deficit)                                                  229               (581)
Accumulated other comprehensive income (loss)                                 39               (245)
                                                                       ----------        -----------
Total stockholders' equity                                                10,733              6,600
                                                                       ----------        -----------

                                                                        $ 89,230          $  49,618
                                                                       ==========        ===========



The accompanying notes are an integral part of these consolidated financial statements.

                         JAMES MONROE BANCORP, INC.

                               AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF INCOME
         For the Years Ended December 31, 2000 and 1999 and for the
          Period from June 8, 1998 (Commencement of Banking Operations)
                         through December 31, 1998
              (Dollars in thousands, except per share data)


                                                                                                                     FOR THE PERIOD
                                                                                  FOR THE             FOR THE         FROM JUNE 8,
                                                                                YEAR ENDED          YEAR ENDED       1998 THROUGH
                                                                               DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                                                                   2000                1999               1998
                                                                               ------------        ------------     --------------

INTEREST AND DIVIDEND INCOME:
Loans, including fees                                                             $3,977              $2,008            $  340
Securities, taxable                                                                1,067                 622                39
Federal funds sold                                                                   343                 215               251
Other interest income                                                                 26                  --                --
                                                                                  ------              ------            ------
Total interest and dividend income                                                 5,413               2,845               630
                                                                                  ------              ------            ------
INTEREST EXPENSE:
  Deposits                                                                         2,174                 921               148
  Federal funds purchased                                                              3                  --                --
                                                                                  ------              ------            ------
Total interest expense                                                             2,177                 921               148
                                                                                  ------              ------            ------
Net interest income                                                                3,236               1,924               482
PROVISION FOR LOAN LOSSES                                                            237                 231               132
                                                                                  ------              ------            ------
Net interest income after provision for loan losses                                2,999               1,693               350
                                                                                  ------              ------            ------
NONINTEREST INCOME:
Service charges and fees                                                             190                 111                 5
Gain on sales of available for sale securities                                        17                  --                --
Other                                                                                 95                  48                 9
                                                                                  ------              ------            ------
Total noninterest income                                                             302                 159                14
                                                                                  ------              ------            ------
NONINTEREST EXPENSES:
Salaries and wages                                                                 1,061                 744               306
Employee benefits                                                                    142                  97                49
Occupancy expenses                                                                   266                 234               119
Equipment expenses                                                                   149                 104                38
Other operating expenses                                                             730                 548               304
                                                                                  ------              ------            ------
Total noninterest expenses                                                         2,348               1,727               816
                                                                                  ------              ------            ------
Income (loss) before income taxes                                                    953                 125              (452)
PROVISION FOR INCOME TAXES                                                           143                  --                --
                                                                                  ------              ------            ------
Net income (loss)                                                                 $  810              $  125            $ (452)
                                                                                  ======              ======            ======

EARNINGS (LOSS) PER SHARE, basic                                                  $ 1.04              $ 0.17            $(0.61)
                                                                                  ======              ======            ======
EARNINGS (LOSS) PER SHARE, diluted                                                $ 1.01              $ 0.17            $(0.61)
                                                                                  ======              ======            ======



The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.

                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Years Ended December 31, 2000 and 1999 and for the
          Period From June 8, 1998 (Commencement of Banking Operations)
                            through December 31, 1998
                             (Dollars in thousands)



                                                                                           ACCUMULATED
                                                                                              OTHER
                                                                                             COMPRE-     COMPRE-
                                                                                RETAINED     HENSIVE     HENSIVE      TOTAL
                                                          COMMON     CAPITAL    EARNINGS     INCOME      INCOME    STOCKHOLDERS'
                                                          STOCK      SURPLUS   (DEFICIT)     (LOSS)      (LOSS)      EQUITY
                                                         --------    --------   --------    --------    --------    --------


BALANCE, JUNE 8, 1998                                    $    738    $  6,638   $   (254)   $     --                $  7,122
Comprehensive (loss):
Net (loss)                                                     --          --       (452)         --    $   (452)       (452)
Other comprehensive income:
Net change in unrealized (losses)
on available for sale securities,
net of deferred taxes of $6                                    --          --         --         (11)        (11)        (11)
                                                         --------    --------   --------    --------    --------    --------
Total comprehensive (loss)                                                                              $   (463)
                                                                                                        ========
BALANCE, DECEMBER 31, 1998                                    738       6,638       (706)        (11)                  6,659
Comprehensive (loss):
Net income                                                     --          --        125          --    $    125         125
Other comprehensive income:
Net change in unrealized (losses)
on available for sale securities,
net of deferred taxes of $121                                  --          --         --        (234)       (234)       (234)
                                                                                                        --------
   Total comprehensive (loss)                                                                           $   (109)
                                                                                                        ========
   Issuance of common stock                                     5          45         --          --                      50
                                                         --------   --------    --------    --------                --------
BALANCE, DECEMBER 31, 1999                                    743       6,683       (581)       (245)                  6,600
Comprehensive income:
Net income                                                     --          --        810          --    $    810         810
Other comprehensive income:
Net change in unrealized gains (losses)
  on available for sale securities:
Unrealized holding gains on
available for sale securities
net of deferred taxes of $152                                  --          --         --          --         295          --
Less:  reclassification adjustment,
net of income taxes of $6                                      --          --         --          --         (11)         --
                                                                                                        --------
Other comprehensive income,
net of tax                                                     --          --         --         284         284         284
                                                                                                        --------
   Total comprehensive income                                                                           $  1,094
                                                                                                        ========
   Issuance of common stock                                   216       2,823         --          --                   3,039
                                                         --------   --------    --------    --------                --------
BALANCE, DECEMBER 31, 2000                               $    959    $  9,506   $    229    $     39                $ 10,733
                                                         ========   ========    ========    ========                ========



The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 2000 and 1999 and for the
         Period From June 8, 1998 (Commencement of Banking Operations)
                           through December 31, 1998
                             (Dollars in thousands)


                                                                                                       FOR THE PERIOD
                                                                                                      FROM JUNE 8, 1998
                                                                        YEAR ENDED       YEAR ENDED        THROUGH
                                                                       DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                                                          2000               1999           1998
                                                                       -----------       -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                       $    810         $    125         $   (452)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization                                                112               81               38
Provision for loan losses                                                    237              231              132
(Increase) in accrued interest receivable                                   (221)            (258)             (88)
Amortization of bond premium                                                   5                3                2
Accretion of bond discount                                                   (22)              (6)              --
Realized (gain) on sales of securities available for sale                    (17)              --               --
Deferred income tax (benefit)                                               (159)              --               --
(Increase) decrease in other assets                                           12              (36)              (7)
Increase in accrued interest and other liabilities                           256              130               69
                                                                        --------         --------         --------
Net cash provided by (used in) operating activities                        1,013              270             (306)
                                                                        --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale                                (8,904)         (11,112)          (4,007)
Proceeds from calls and maturities of securities available for sale          332            1,230               --
Proceeds from sales of securities available for sale                       2,515               --               --
Purchases of premises and equipment                                          (90)            (301)            (364)
(Increase) in interest-bearing cash balances                              (2,010)              --               --
(Increase) decrease in Federal funds sold                                 (8,396)           3,430           (4,967)
Net (increase) in loans                                                  (19,001)         (18,270)         (12,769)
                                                                        --------         --------         --------
Net cash (used in) investing activities                                  (35,554)         (25,023)         (22,107)
                                                                        --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, savings deposits
and money market accounts                                                 17,812           19,946           13,463
Net increase in time deposits                                             17,411            6,092            3,318
Proceeds from issuance of common stock                                     3,039               50               --
                                                                        --------         --------         --------
Net cash provided by financing activities                                 38,262           26,088           16,781
                                                                        --------         --------         --------

Increase (decrease) in cash and due from banks                             3,721            1,335           (5,632)

CASH AND DUE FROM BANKS

Beginning                                                                  2,641            1,306            6,938
                                                                        --------         --------         --------


Ending                                                                  $  6,362         $  2,641         $  1,306
                                                                        ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid on deposits and borrowed funds                            $  2,036         $    826         $    121
                                                                        ========         ========         ========
Income taxes paid                                                       $    235         $     --         $     --
                                                                        ========         ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   unrealized gain (loss) on securities available for sale              $    430         $   (355)        $    (16)
                                                                        ========         ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of James Monroe Bancorp, Inc. (the "Corporation") and its wholly owned subsidiary, James Monroe Bank (the "Bank"). In consolidation, significant intercompany accounts and transactions have been eliminated.

BUSINESS

The Corporation offers various loan, deposit and other financial service products to its customers, principally located throughout Northern Virginia. Additionally, the Corporation maintains correspondent banking relationships and transacts daily federal funds transactions on an unsecured basis, with regional correspondent banks.

The accounting and reporting policies and practices of the Corporation conform with generally accepted accounting principles. The following is a summary of the most significant of such policies and procedures.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks, including cash items in process of clearing.

INTEREST-BEARING DEPOSITS IN BANKS

Interest-bearing deposits in banks mature within one year and are carried at cost.

SECURITIES AVAILABLE FOR SALE

Securities classified as available for sale are equity securities with readily determinable fair values and those debt securities that the Corporation intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at fair value, with any unrealized gains or losses reported as a separate component of other comprehensive income net of the related deferred tax effect. Declines in the fair value below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Interest income, including amortization of premiums and accretion of discounts, computed by the interest method, is included in interest income in the consolidated statements of income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

LOANS

The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial real estate loans throughout Northern Virginia. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or costs-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Because the Corporation has no history of loan losses, the current policy is to build an allowance for loan losses of approximately 1.20% of total loans. This percentage was determined based on peer group experience and the composition of the Corporation's loan portfolio.

In the future, the allowance for loan losses will be evaluated on a regular basis by management, and will be based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

BANK PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization that is computed using the straight-line method over the following estimated useful lives:

                                                   YEARS

Leasehold improvements                                10
Furniture and equipment                             3-10

Costs incurred for maintenance and repairs are expensed currently.

INCOME TAXES

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments, " requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented should not be considered an indication of the fair value of the Corporation taken as a whole.

STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.



                                                                                 FOR THE PERIOD
                                                                                FROM JUNE 8, 1998
                                               YEAR ENDED      YEAR ENDED            THROUGH
                                               DECEMBER 31,   DECEMBER 31,        DECEMBER 31,
                                                  2000            1999                1998
                                               ------------   -------------       -------------

                                                             (In Thousands)

Net income (loss)                                  $ 810       $ 125                 $(452)
                                                   =====       =====                 =====

Weighted average common shares outstanding           779         742                   738
Effect of dilutive options                            25           9                    --
                                                   -----       -----                 -----
Weighted average common shares outstanding
used to calculate diluted earnings per share         804         751                   738
                                                   =====       =====                 =====


NOTE 2.       SECURITIES AVAILABLE FOR SALE

              The  amortized   cost  and  estimated  fair  value  of  securities
              available for sale, with gross unrealized gains and losses follows:

                                               GROSS         GROSS
                               AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                 COST          GAINS         LOSSES      VALUE
                              ----------    -----------   -----------   --------
                                                     2000
                              --------------------------------------------------
                                             (Dollars in Thousands)

U.S. Government and
federal agency                 $ 12,155     $     29      $    (49)     $ 12,135
Mortgage-backed                   5,209           50            (3)        5,256
Corporate notes                   2,243           32            --         2,275
Other securities                    373           --            --           373
                               --------     --------      --------      --------
                               $ 19,980     $    111      $    (52)     $ 20,039
                               ========     ========      ========      ========

                                           GROSS         GROSS
                         AMORTIZED      UNREALIZED    UNREALIZED       FAIR
                           COST            GAINS        LOSSES         VALUE
                        -----------     -----------   ----------       -----
                                               1999
                        --------------------------------------------------------
                                      (Dollars in Thousands)

U.S. Government and
federal agency          $ 11,655        $     --      $   (349)     $ 11,306
Mortgage-backed            2,035               5           (28)        2,012
Other securities             200              --            --           200
                        --------        --------      --------      --------
                        $ 13,890        $      5      $   (377)     $ 13,518
                        ========        ========      ========      ========


              The amortized cost and fair value of securities by contractual maturity at December 31, 2000 follows:

                                                AMORTIZED        FAIR
                                                   COST         VALUE
                                                ---------     --------
                                                (Dollars in Thousands)

Due within one year                             $   250       $   250
Due after one year but within five years         15,590        15,622
Due after five years but within ten years         2,876         2,902
Due after ten years                                 891           892
                                                -------       -------
                                                 19,607        19,666
Equity securities                                   373           373
                                                -------       -------
Total available for sale securities             $19,980       $20,039
                                                =======       =======


Securities carried at $2,800,000 and $1,750,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

For the year ended December 31, 2000, proceeds from sales of securities available for sale amounted to $2,515,000. Gross realized gains amounted to $17,000. The tax provision applicable to these realized gains amounted to $6,000. There were no sales of securities available for sale during 1999 or 1998.

NOTE 3.       LOANS AND ALLOWANCE FOR LOAN LOSSES

              Major classifications of loans are as follows:

                                                               DECEMBER 31,
                                                        ------------------------
                                                          2000           1999
                                                        --------       ---------
                                                         (Dollars in Thousands)

Commercial loans                                        $ 21,271       $ 15,812
Real estate - commercial                                  20,783          9,849
Real estate - 1 to 4 family residential                    4,165          1,003
Home equity loans                                            546            158
Consumer loans                                             3,275          4,217
                                                        --------       --------
                                                          50,040         31,039
Less allowance for loan losses                              (600)          (363)
                                                        --------       --------
Net loans                                               $ 49,440       $ 30,676
                                                        ========       ========

Changes in the allowance for loan losses are as follows:

                                                                  FOR THE PERIOD
                                        FOR THE       FOR THE      FROM JUNE 8,
                                      YEAR ENDED     YEAR ENDED    1998 THROUGH
                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                         2000          1999           1998
                                     ------------   ------------   ------------
                                               (Dollars in Thousands)

Beginning balance                       $363           $132            $ --
Provision charged to operations          237            231             132
                                        ----           ----            ----
Ending balance                          $600           $363            $132
                                        ====           ====            ====



The Corporation has had no loans charged off since its inception. Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $39,000 at December 31, 2000. If interest on this loan had been accrued, such income would have approximated $3,000 at December 31, 2000. There were no nonaccrual loans at December 31, 1999 or 1998.

NOTE 4.       BANK PREMISES AND EQUIPMENT

              Bank premises and equipment consist of the following:

                                               DECEMBER 31,
                                          ----------------------
                                            2000          1999
                                          --------      --------
                                          (Dollars in Thousands)

Leasehold improvements                      $337          $213
Furniture and equipment                      283           199
Computers                                    153           118
Software                                     132            54
Premises and equipment in process             18           248
                                            ----          ----
                                             923           832
Less accumulated depreciation                231           118
                                            ----          ----
                                            $692          $714
                                            ====          ====


              Depreciation and amortization charged to operations totaled $112,000 and $81,000 for the years ended December 31, 2000 and 1999, respectively, and $38,000 for the period from June 8, 1998 through December 31, 1998.

NOTE 5.       DEPOSITS

              Interest-bearing deposits consist of the following:

                                                          DECEMBER 31,
                                                --------------------------------
                                                    2000            1999
                                                -----------     -----------
                                                   (Dollars in Thousands)

NOW accounts                                    $   4,698            $   3,009
Savings accounts                                      417                  319
Money market accounts                              23,667               16,863
Certificates of deposit under $100,000             11,667                4,348
Certificates of deposit $100,000 and over          14,028                4,791
Individual retirement accounts                        854                  272
                                                ---------            ---------
                                                $  55,331            $  29,602
                                                =========            =========

              At December 31, 2000, the scheduled maturities of time deposits are as follows:

                   YEARS ENDING
                   DECEMBER 31,
              (Dollars in Thousands)

                      2001                     $    23,219
                      2002                           1,204
                      2003                             756
                      2004                             236
                      2005                           1,134
                                               -----------
                                               $    26,549
                                               ===========

NOTE 6.       INCOME TAXES

              Significant components of the Corporation's net deferred tax assets consist of the following:

                                                  DECEMBER 31,
                                            -----------------------
                                               2000          1999
                                            ----------    ---------
                                              (Dollars in Thousands)

Deferred tax assets:
   Provision for loan losses                   $ 128          $  43
   Unrealized loss on securities                  --            127
   Amortization of organization and
      start-up costs                              51             56
   Other                                          --              2
   Net operating loss carryforward                --            105
                                               -----          -----
                                                 179            333
                                               -----          -----
Deferred tax liabilities:
   Depreciation                                  (20)           (14)
   Unrealized gain on securities                 (20)            --
                                               -----          -----
                                                 (40)           (14)
                                               -----          -----

                                                 139            319

Less valuation allowance                          --            192
                                               -----          -----
Deferred tax asset, net                        $ 139          $ 127
                                               =====          =====

              Allocation of federal income taxes between current and deferred portions for the year ended December 31, 2000 is as follows:

                                                          2000
                                                  -------------------
                                                 (Dollars in Thousands)

             Current tax provision                        $ 302
             Deferred tax (benefit)                        (159)
                                                          -----
                                                          $ 143


              The Corporation recognized no income tax provision for the years ended December 31, 1999 and the period from June 8, 1998 through December 31, 1998.

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2000 and 1999, and the period from June 8, 1998 through December 31, 1998 due to the following:

                                               2000       1999       1998
                                              ------     ------     ------
                                                (Dollars in Thousands)

Computed "expected" tax expense (benefit)     $ 324      $  43      $(154)
Increase (decrease) in income taxes
  resulting from:
    Other nondeductible expenses                 11          1          3
    Change in valuation allowance              (192)       (44)       151
                                              -----      -----      -----
                                              $ 143      $  --      $  --
                                              =====      =====      =====


NOTE 7.  LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

              The Corporation leases its facilities under operating leases expiring at various dates through 2007. The leases provide that the Corporation pay as additional rent, its proportionate share of real estate taxes, insurance, and other operating expenses. The leases contain a provision for annual increases of 3%. Total rental expense for the years ended December 31, 2000 and 1999 was $198,000 and $168,326, respectively, and $93,000 for the period from June 8, 1998 through December 31, 1998.

              The minimum lease commitments for the next five years and thereafter are:

                  (Dollars in Thousands)
                         2001                               $        263
                         2002                                        271
                         2003                                        279
                         2004                                        289
                         2005                                        264
                         Thereafter                                  731

NOTE 8.       STOCK OPTION PLANS

              EMPLOYEE STOCK OPTION PLAN

              The Corporation has a stock option plan (Plan) for key employees, which is accounted for in accordance with Accounting Principles
              Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. The Plan provides that 91,880 shares of the Corporation's common stock will be reserved for both incentive stock options and non-qualified stock options to purchase common stock of the Corporation. The exercise price per share for incentive stock options and non-qualified stock options shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised in increments commencing after the date of grant. One-third of the options granted become vested and exercisable in each of the three years following the grant date. Each incentive and non-qualified stock option granted under this plan shall expire not more than ten years from the date the option is granted.

              A summary of the status of the Corporation's employee stock option plan is presented below:



                                                 2000                         1999                         1998
                                       ---------------------------  ---------------------------  ---------------------------
                                                       WEIGHTED                     WEIGHTED                     WEIGHTED
                                                        AVERAGE                      AVERAGE                      AVERAGE
                                                       EXERCISE                     EXERCISE                     EXERCISE
                                          SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                                       -------------- ------------  -------------- ------------  -------------- ------------

Outstanding at beginning of year           49,880       $ 10.00       46,880        $ 10.00             --        $    --
Granted                                     4,750       $ 10.00        3,000        $ 10.00         46,880        $ 10.00
                                           ------                     ------                        ------
Outstanding at end of year                 54,630       $ 10.00       49,880        $ 10.00         46,880        $ 10.00
                                           ======                     ======                        ======

Options exerciseable at year end           34,832       $ 10.00       16,624        $ 10.00             --        $ 10.00
                                           ======                     ======                        ======
Weighted average fair value of
   options granted during the year         $ 4.68                     $ 4.37                        $ 3.59


              DIRECTOR STOCK OPTION PLAN

              In 1999, the Corporation adopted a stock option plan in which options for 66,880 shares of common stock were reserved for issuance to directors of the bank. The Corporation applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation has been recognized for grants under this plan. The stock option plan required that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of grant. One-third of the options granted become vested and exercisable in each of the three years following the grant date and shall expire not more than ten years from the date the option is granted.

              A summary of the status of the Corporation's director stock option plan is presented below:



                                                           2000                           1999
                                                   ----------------------      ------------------------
                                                                 WEIGHTED                      WEIGHTED
                                                                 AVERAGE                       AVERAGE
                                                                 EXERCISE                      EXERCISE
                                                   SHARES         PRICE         SHARES          PRICE
                                                   ------        -------        ------         ---------
Fixed Options:
   Outstanding at beginning of year                57,200        $ 10.00            --         $    --
   Granted                                            --         $    --        57,200         $ 10.00
   Exercised                                       (1,700)       $ 10.00            --         $    --
                                                   ------                       ------
   Outstanding at end of year                      55,500        $ 10.00        57,200         $ 10.00
                                                   ======                       ======

   Options exerciseable at year end                36,433        $ 10.00        19,067         $ 10.00
                                                   ======                       ======



              Information pertaining to options outstanding at December 31, 2000 is as follows:


                                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                  ----------------------------        --------------------------
    Weighted
     Average                                          Weighted                           Weighted
    Remaining     Range of                            Average                             Average
   Contractual    Exercise           Number           Exercise           Number          Exercise
      Life         Prices         Outstanding          Price          Exercisable          Price
   -----------    --------        -----------         --------        -----------        ---------
    7.5 years      $ 10.00          46,880            $ 10.00            31,252          $ 10.00
    8.5 years      $ 10.00           3,000            $ 10.00             1,998          $ 10.00
   8.75 years      $ 10.00          55,500            $ 10.00            36,433          $ 10.00
    9.0 years      $ 10.00           4,750            $ 10.00             1,582          $ 10.00


Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated in the following table:



                                                  2000          1999           1998
                                                --------      --------       --------
                                                       (Dollars in Thousands)

Net income (loss)             As reported       $  810       $  125       $  (452)
                              Pro forma         $  710       $   31       $  (486)

Earnings (loss) per share     As reported       $ 1.04       $ 0.17       $ (0.61)
                              Pro forma         $ 0.91       $ 0.04       $ (0.66)

Earnings (loss) per share-    As reported       $ 1.01       $ 0.17       $ (0.61)
     assuming dilution        Pro forma         $ 0.88       $ 0.04       $ (0.66)


              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                             2000           1999        1998
                                          -----------    ----------  -----------

              Dividend yield                    0.00%        0.00%       0.00%
              Expected life                  10 years     10 years    10 years
              Expected volatility               0.50%        0.50%       0.50%
              Risk-free interest rate           6.41%        5.83%       4.50%


NOTE 9.       401(K) PLAN

              Effective January 1, 1999, the Corporation adopted a Section 401(k) plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the 401(k) plan through payroll deductions on a pre-tax basis. The Corporation may make discretionary contributions to the 401(k) plan based on its earnings. The employer's contributions are subject to a vesting schedule requiring the completion of five years of service before these benefits become vested. A participant's 401(k) plan account, together with investment earnings thereon, is distributable following retirement, death, disability or other termination of employment under various payout options. For the periods ended December 31, 2000, 1999 and 1998, no discretionary contributions were made by the Corporation.

NOTE 10. MINIMUM REGULATORY CAPITAL REQUIREMENTS

              The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the
              Corporation's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

              Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Corporation and the Bank exceeded all capital adequacy requirements to which they are subject.

              As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table.


                                                                                                     MINIMUM TO BE
                                                                                                    WELL CAPITALIZED
                                                                         MINIMUM CAPITAL           UNDER PROMPT CORRECTIVE
                                           ACTUAL                          REQUIREMENT                 ACTION PROVISIONS
                                      -------------------------     --------------------------    -----------------------
                                        AMOUNT          RATIO         AMOUNT           RATIO        AMOUNT        RATIO
                                      ---------       ---------     ----------       ---------    ----------    ---------
                                                                 (Dollars in Thousands)
As of December 31, 2000:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated                     $11,294           19.6%       $ 4,620           8.0%           N/A         N/A
      James Monroe Bank                $ 9,268           16.2%       $ 4,586           8.0%       $ 5,732        10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated                     $10,694           18.5%       $ 2,310           4.0%           N/A         N/A
      James Monroe Bank                $ 8,668           15.1%       $ 2,293           4.0%       $ 3,439        6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated                     $10,694           12.6%       $ 2,546           3.0%           N/A         N/A
      James Monroe Bank                $ 8,668           10.4%       $ 2,498           3.0%       $ 2,498        3.0%

As of December 31, 1999:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated                     $ 7,208           21.4%       $ 2,700           8.0%           N/A         N/A
      James Monroe Bank                $ 7,254           21.5%       $ 2,700           8.0%       $ 3,375       10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated                     $ 6,845           20.3%       $ 1,350           4.0%           N/A         N/A
      James Monroe Bank                $ 6,891           20.4%       $ 1,350           4.0%       $ 2,025        6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated                     $ 6,845           13.9%       $ 1,474           3.0%           N/A         N/A
      James Monroe Bank                $ 6,891           14.0%       $ 1,474           3.0%       $ 1,474        3.0%



              RESTRICTION ON DIVIDENDS

              Prior approval of the Bank's regulatory agencies is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. At December 31, 2000, the Bank could pay $242,000 in dividends without prior regulatory approval. The Bank did not pay any dividends during the periods ended December 31, 2000, 1999 or 1998.

NOTE 11.      OFF-BALANCE SHEET ACTIVITIES

              The Corporation's financial statements do not reflect various commitments which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments are to extend credit, stand-by letters of credit and revolving lines of credit. A summary of the notional amount of the Corporation's commitments as of December 31, 2000 and 1999, respectively is as follows:

                                                            2000      1999
                                                          --------  --------
                                                        (DOLLARS IN THOUSANDS)

                       COMMITMENTS TO EXTEND CREDIT       $ 17,493   $8,590
                       STAND-BY LETTERS OF CREDIT         $    463   $   47

              Commitments  to  extend  credit  and  stand-by  letters  of credit include exposure to some credit loss in the event of nonperformance of the customer. The Corporation's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.

              The Corporation maintains a portion of its cash balances with several financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Unsecured balances were approximately $2,031,000 at December 31, 2000.

NOTE 12.      TRANSACTIONS WITH DIRECTORS AND OFFICERS

              The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors and principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). In the opinion of management, such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. They do not involve more than normal credit risk or present other unfavorable features.

              Aggregate loan balances with related parties totaled $536,000 and $736,000 at December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, total principal additions were $238,000 and total principal payments were $438,000.

NOTE 13.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

              CASH AND CASH EQUIVALENTS - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

              INTEREST-BEARING DEPOSITS IN BANKS - The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair value.

              INVESTMENT SECURITIES - Fair values are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

              LOANS RECEIVABLE - Fair value for performing loans is calculated by discounting estimated cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

              Fair value for non-performing loans is based on the lesser of estimated cash flows which are discounted using a rate commensurate with the risk associated with the estimated cash flows, or values of underlying collateral.

              DEPOSIT LIABILITIES - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

              ACCRUED INTEREST - The carrying amounts of accrued interest approximate fair value.

              The  estimated   fair  values  of  the   Corporation's   financial
              instruments at December 31, 2000 and 1999 are as follows:



                                              DECEMBER 31, 2000              DECEMBER 31, 1999
                                         ----------------------------   ---------------------------
                                            CARRYING         FAIR         CARRYING          FAIR
                                             AMOUNT          VALUE         AMOUNT          VALUE
                                         -------------     ----------   -----------      ----------
FINANCIAL ASSETS:
Cash and due from banks                     $ 6,362       $ 6,362         $ 2,641        $ 2,641
Interest-bearing deposits in banks            2,010         2,010             - -            - -
Federal funds sold                            9,933         9,933           1,537          1,537
Investment secutities                        20,039        20,039          13,518         13,518
Loans                                        49,440        50,065          30,676         31,586
Accrued interest                                567           567             346            346

FINANCIAL LIABILITIES:
Deposits                                   $ 78,042      $ 78,187        $ 42,819       $ 42,807
Accrued interest                                264           264              73             73


              The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation's overall interest rate risk.

NOTE 14.      COMMITMENTS AND CONTINGENT LIABILITIES

              The Corporation has unsecured lines of credit with correspondent banks totaling $6,300,000 available for overnight borrowing. There were no amounts drawn on these lines at December 31, 2000 or 1999.

              As a member of the Federal Reserve System, the Corporation is required to maintain certain average reserve balances. For the final reporting period in the year ended December 31, 2000, the aggregate amount of daily average balances was approximately $261,000.

NOTE 15.      OTHER NONINTEREST INCOME AND EXPENSES

              The principal components of other noninterest income in the consolidated statements of income are:

                                               2000          1999         1998
                                             --------    ----------      -------
                                                     (Dollars in Thousands)
              Cash management fee income     $    48     $      19       $     5
              Other fee income                    47            29             4
                                             --------    ----------      -------
                                             $    95     $      48       $     9
                                             ========    ==========      =======

              The principal components of other operating expenses in the consolidated statements of income are:



                                                         2000       1999           1998
                                                       --------   --------       --------
                                                           (Dollars in Thousands)

              Data processing costs                    $    251    $   164        $    56
              Advertising and public relations               56         48             38
              Professional fees                              76         60             46
              Courier and express services                   52         31             14
              Meals and entertainment                        40         26             14
              Supplies                                       35         25             15
              Postage                                        27         25              5
              Holding company organization costs             --         46             --
              State franchise tax                            94         66             40
              Other                                          99         57             76
                                                       --------   --------       ---------

                                                       $    730   $    548        $   304
                                                       ========   ========       ========


NOTE 16.      CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

              Financial information pertaining only to James Monroe Bancorp, Inc. is as follows:

                            CONDENSED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                            2000         1999
                                                          -------       -------
                                                          (Dollars in Thousands)
ASSETS
Interest-bearing deposits in banks                        $ 2,010       $    --
Investment in subsidiary bank                               8,707         6,646
Other assets                                                   20            --
                                                          -------       -------
                                                          $10,737       $ 6,646
                                                          =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                         $     4       $    46
Stockholders' equity                                       10,733         6,600
                                                          -------       -------
                                                          $10,737       $ 6,646
                                                          =======       =======

                           CONDENSED INCOME STATEMENTS
                 For the Years Ended December 31, 2000 and 1999

                                                            2000          1999
                                                          -------       -------
                                                          (Dollars in Thousands)
Interest income                                           $    26       $    --

Operating expense                                              --            46
                                                          -------       -------
Income (loss) before income tax benefit and equity
   in undistributed income of subsidiary bank                  26           (46)
Income tax benefit                                              7            --
Equity in undistributed income of subsidiary bank             777           171
                                                          -------       -------
   Net income                                             $   810       $   125
                                                          =======       =======

                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999




                                                                        2000      1999
                                                                      --------  --------
                                                                    (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                            $   810     $   125
Adjustments to reconcile net income to
   net cash (used in) operating activities:
Equity in undistributed income of subsidiary bank                        (777)       (171)
      (Increase) in other assets                                          (20)         --
      Increase (decrease) in other liabilities                            (42)         46
                                                                      -------     -------
           Net cash (used in) operating activities                        (29)         --
                                                                      -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in subsidiary bank                                          (1,000)         --
(Increase) in interest-bearing deposits in banks                       (2,010)         --
                                                                      -------     -------
Net cash (used in) investing activities                                (3,010)         --
                                                                      -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES,

proceeds from issuance of common stock                                  3,039          --
                                                                      -------     -------

Increase in cash and cash equivalents                                      --          --

CASH AND CASH EQUIVALENTS, beginning of year                               --          --
                                                                      -------     -------

CASH AND CASH EQUIVALENTS, end of year                                $    --     $    --
                                                                      =======     =======


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         No disclosure required in this report.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Board of Directors has fixed the number of persons constituting the Board of Directors at twelve (12), Each of the following persons currently serves as a director of Bancorp and the Bank. Directors serve for a one year term and until their successors have been elected and qualified.

         Set forth below is a description of the principal occupation and business experience of each of the directors and executive officers of Bancorp. Except as expressly indicated below, each person has been engaged in his principal occupation for at least five years. Each of the members of the Board of Directors of Bancorp has served since the organization of Bancorp in 1999, and has served as a director of the Bank since its inception in 1997, except Mr. Burroughs, who joined the Board of the Bank on February 10, 1999, and Mr. Linhart, who joined the Board of Bancorp in June 2000 and the Board of the Bank in May, 2000.

         Fred A. Burroughs, III. Mr. Burroughs retired in 1997 from his position as Chairman of the Board and Chief Executive Officer of The Bank of Northern Virginia.

         Dr. Terry L. Collins. Dr. Collins is the Co-Founder and President of Argon Engineering Associates, founded in 1997 (Systems and Information Technology Firm). He was also the Vice President and General Manager of the Falls Church Operation of Raytheon E-Systems from 1989 - 1997.

         Norman P. Horn. Mr. Horn retired in 1997from his position as a Principal in Homes, Lowry, Horn & Johnson, Ltd. (Accounting Firm).

         Dr. David C. Karlgaard. Dr. Karlgaard is the Founder, Chairman and President of PEC Solutions, Inc (Information Technology Firm) (listed on the Nasdaq National Market).

         Richard I. Linhart. Mr. Linhart has been Executive Vice President and Chief Operating Officer of the Bank since February 1998 and of Bancorp since its formation. Prior to that time, Mr. Linhart was President of ALM Associates from 1995 to 1998, Executive Vice President and CFO of Hubco, Inc., Mahwah, New Jersey from 1994 to 1995 and Executive Vice President and COO of NBT Bancorp, Norwich, New York from 1991 to 1994.

         Richard C. Litman. Mr. Litman is a Registered Patent Attorney; President of Litman Law Offices, Ltd.

         John R. Maxwell. Mr. Maxwell has been President and Chief Executive Officer of the Bank since April 1997 and of Bancorp since its formation. Prior to joining James Monroe Bank, he was Senior Vice President - Lending of the Bank of Northern Virginia from 1988 to 1996 and Executive Vice President and Chief Lending Officer of the Bank of Northern Virginia from 1996 to 1997.

         Dr. Alvin E. Nashman. Dr. Nashman retired in 1991from his position of Head of the Systems Group of Computer Sciences Corporation which he held for over 27 years He currently serves as a consultant for Trawick Associates and Unitech Inc., both of which are technology consulting services companies. Mr. Nashman is also Director of Micros to Mainframes (publicly traded on Nasdaq):
Director of Andreulis Corporation; Director of Spaceworks; and Director of Federal Sources, Inc.

         Helen L. Newman. Ms. Newman is Senior Vice President of Government Operations for Gulfstream Aerospace Corporation.

         Thomas L. Patterson. Mr. Patterson is an attorney with Linowes and Blocher, LLP. (Law Firm) since May 2000. From November 1998 until May 2000 he was an attorney with Venable, Baetjer, Howard & Civiletti (or Tucker, Flyer & Lewis, which became a part of that firm in 1999). Mr. Patterson was Vice President - Real Estate Counsel of Federal Realty Investment Trust from March 1997 until September 1998, and prior to that time was an attorney in private practice.

         David W. Pijor. Mr. Pijor has been Chairman of the Bank since February 1997 and Chairman of Bancorp since its formation, and is Of Counsel to the firm of Sherman & Fromme, P.C. (Law Firm).

         Russell E. Sherman. Mr. Sherman is the President of Sherman & Fromme, P.C. (Law Firm).

         Compliance with Section 16(a) of the Securities Exchange Act. Not applicable

         ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth a comprehensive overview of the compensation for Mr. Maxwell, the President of the Bank and Bancorp, and executive officers who received total salary and bonuses of $100,000 or more during the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                Long-term
                                     Annual Compensation(1)              Compensation Awards
                                                                               Securities              All Other
 Name and Principal Position     Year       Salary           Bonus         Underlying Options       Compensation($)
----------------------------------------------------------------------------------------------------------------------
John R. Maxwell, President      2000       $133,750         $30,000                -0-             Less than $10,000
and Chief Executive Officer     1999       $118,750         $10,000                -0-             Less than $10,000
                                1998       $ 64,167           -0-                36,880            Less than $10,000

Richard I. Linhart,             2000       $102,000         $25,000               1,800            Less than $10,000
Executive Vice President,       1999       $ 90,000         $ 8,000                -0-             Less than $10,000
Chief Operating Officer         1998       $ 49,583           -0-                10,000            Less than $10,000

-------------------------------
(1) Compensation for 1998 is from the date the Bank opened on June 8, 1998 through December 31, 1998

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                       Percent of Total
                          Number of Securities        Options Granted to          Exercise
                           Underlying Options         Employees in Fiscal         Price Per
        Name                     Granted                     Year                   Share             Expiration Date
---------------------    ------------------------    ----------------------     --------------       ------------------
John R. Maxwell                    -0-                        0%                     N/A                    N/A

Richard I. Linhart                1,800                      28.3%                 $10.00            January 10, 2011

---------------------


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR AND OPTION VALUES

                                                                   Number of Securities          Value of Unexercised
                                                                  Underlying Unexercised        In-The-Money Options at
                         Shares Acquired                       Options at December 31, 2000        December 31, 2000
         Name              on Exercise      Value Realized      Exercisable/Unexercisable     Exercisable/Unexercisable(1)
--------------------------------------------------------------------------------------------------------------------------
John R. Maxwell                -0-                -0-                 24,586/12,294                 $110,637/55,323
Richard I. Linhart             -0-                -0-                  8,466/5,134                  $38,097/$17,703

-----------------------

(1) Based on $14.50 per share, the price at which the common stock was offered in Bancorp's offering completed in November 2000.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         Set forth below is certain information regarding persons who are executive officers of the Bank or Bancorp. Except as otherwise indicated, the occupation listed has been such person's principal occupation for at least the last five years.

EMPLOYMENT AGREEMENTS

         John R. Maxwell. The Bank and Bancorp have entered into an agreement with Mr. Maxwell pursuant to which Mr. Maxwell serves as President and Chief Executive Officer of each institution. Without cause or Mr. Maxwell's consent, he may not be removed from these positions, nor may any executive position higher than Mr. Maxwell's be established. The term of Mr. Maxwell's agreement expires on May 31, 2002, and is subject to automatic one-year extensions on each June 1 thereafter, provided that neither nor Mr. Maxwell has given written notice of intention not to renew at least 90 days prior to the renewal date. The agreement provides for the payment of cash and other benefits to Mr. Maxwell, including a current base salary of $140,0000 during the period June 1, 2000 to May 31, 2001. Mr. Maxwell's base salary for subsequent periods is subject to annual review by the Board of Directors, provided that the salary may not be less than 105% of his base salary for the prior period. Mr. Maxwell is entitled to an annual bonus determined by the Board of Directors, $1,000,000 of Bank paid life insurance (subject to increase based upon the percentage increase in base salary), use of a Bank owned or leased car and an automobile allowance, and is entitled to reimbursement of reasonable business expenses. Under the agreement, Mr. Maxwell has been granted non-qualified options to purchase 36,880 shares of common stock at an exercise price of $10.00 per share, vesting over a three year period ending on June 1, 2001, exercisable through May 31, 2008, pursuant to the 1998 Management Stock Option Plan. Mr. Maxwell is entitled to reimbursement of income taxes payable upon the exercise of the options, up to the amount of the tax benefit realized by Bancorp as a result of the exercise, and under certain circumstances, to registration of the shares under the securities laws. Mr. Maxwell is also entitled to participate in any pension, retirement, profit sharing, stock purchase, stock option, insurance, deferred compensation and other benefit plans provided to other executives or employees.

         The agreement terminates as of the end of the initial or any renewal terms if either party gives notice of non-renewal. If Mr. Maxwell elects not to renew the agreement, he is not entitled to any additional payments, and is subject to a two year non-competition restriction. If the Bank or Bancorp elects not to renew the agreement, Mr. Maxwell is entitled to receive continued salary, bonus and benefits for 18 months, and is subject to the non-competition restriction for that period. If the agreement is terminated by Mr. Maxwell, at his option, within six months of a "change in control" (as defined), Mr. Maxwell shall be entitled to receive continued salary, bonus and benefits for one year, and is subject to the non-competition restriction for that period. If the agreement is terminated by the Bank or Bancorp in breach of the agreement, Mr. Maxwell is entitled to receive continued salary, bonus and benefits for 12 months, and is not subject to the non-competition restriction. If the agreement is terminated by the Bank or Bancorp due to Mr. Maxwell's breach, he is not entitled to any additional payments and is subject to the non-competition restriction for two years. The agreement prohibits conflicts of interests, and requires that Mr. Maxwell maintain the confidentiality of nonpublic information regarding the Bank, Bancorp and its customers.

         Richard I. Linhart. The Bank and Bancorp have entered into an agreement with Mr. Linhart pursuant to which Mr. Linhart serves as Executive Vice President and Chief Operating Officer of the Bank. The current term of Mr. Linhart's agreement expires on December 31, 2001. The agreement provides for the payment of cash and other benefits to Mr. Linhart, including a current base salary of $115,000 during the period January 1, 2001 to December 31, 2001. Mr. Linhart's base salary is subject to annual review, provided that the salary may not be less than his base salary for the prior period. Under the agreement, Mr. Linhart has been granted non-qualified options to purchase 10,000 shares of common stock at an exercise price of $10.00 per share, vesting over a three year period ending on June 8, 2001, exercisable through May 31, 2008, pursuant to the 1998 Management Stock Option Plan. Mr. Linhart is entitled to reimbursement of income taxes payable upon the exercise of the options, up to the amount of the tax benefit realized by Bancorp as a result of the exercise, and under certain circumstances, to registration of the shares under the securities laws. Mr. Linhart is also entitled to participate in any pension, retirement, profit sharing, stock purchase, stock option, insurance, deferred compensation and other benefit plans provided to other executives or employees.


         The agreement terminates as of December 31, 2001. If the agreement is terminated by Mr. Linhart, at his option, for "good cause" (as defined) within six months of a "change in control" (as defined), Mr. Linhart shall be entitled to receive continued salary and benefits for one year. If the agreement is terminated by the Bank or Bancorp in breach of the agreement, or by Mr.. Linhart as a result of Bank's breach, Mr. Linhart is entitled to receive continued salary, bonus and benefits for the greater of twelve months or the remaining term of the agreement, and outplacement assistance from an organization of Mr. Linhart's choice, at a cost paid by the Bank and Bancorp of up to 18% of Mr. Linhart's base salary at the time of termination.

DIRECTORS' COMPENSATION

         Directors do not receive fees for attendance at meetings of the Board of Directors of Bancorp or the Bank, or committee meetings. Directors are entitled to receive options under the 1999 Director Option Plan. In 1999, directors received options to purchase 57,200 shares of Common Stock at an exercise price of $10.00 per share. The Directors' Option Plan was approved by stockholders in 1999. Under the Directors' Option Plan, 66,880 shares of common stock are available for issuance under options granted between 1999 and 2004. The purpose of the Directors' Option Plan is to enable Bancorp to continue to attract and retain outstanding outside directors, and to further the growth, development and financial success of Bancorp and the Bank. Only non-employee directors of Bancorp and any subsidiary are eligible to participate in the Plan. As of December 31, 2000 9,680 options remained available for issuance.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 16, 2001 concerning the number and percentage of shares of Bancorp's common stock beneficially owned by its directors, executive officers, and by its directors and all executive officers as a group, as well as information regarding each other person known by Bancorp to own in excess of 5% of the outstanding common stock. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. Except as set forth below, Bancorp knows of no other person or persons who beneficially own in excess of 5% of the common stock. Further, Bancorp is not aware of any arrangement which at a subsequent date may result in a change of control of Bancorp.


               Name,                  Age              Position                Shares Beneficially       Percentage
                                                                                    Owned(1)
------------------------------------ ------- ------------------------------ -------------------------- ---------------
DIRECTORS

Fred A. Burroughs, III                 65              Director                      10,000                     1.04%
Dr. Terry L. Collins                   55              Director                     50,200(2)                   5.21%
12701 Fair Lakes Cirle
Fairfax, VA  22033
Norman P. Horn                         69              Director                       9,933                     1.03%
Dr. David C. Karlgaard                 54              Director                      51,433                     5.33%
12750 Fair Lakes Circle
Fairfax, VA  22033
Richard Linhart                        57      Director, Executive Vice               9,216                     0.95%
Richard C. Litman                      43              Director                      10,400                     1.08%
John R. Maxwell                        40      Director, President & CEO             29,586                     3.01%
Dr. Alvin E. Nashman                   74              Director                     23,900(3)                   2.49%
Helen L. Newman                        57              Director                     24,966(4)                   2.60%
Thomas L. Patterson                    48              Director                     11,602(5)                   1.21%
David W. Pijor                         48      Chairman of the Board of Directors   13,400(6)                   1.39%
Russell E. Sherman                     64              Director                       9,466                     0.98%

Executive Officers and Directors
as a Group  (12 individuals)                                                       252,033(1)                  24.51%

Principal Shareholders

Nino Vaghi                                                                           78,000                     8.14%
c/o National Mailing Systems
1749 Old Meadow Road
McLean, VA  22101


------------------------------------
(1) The shares "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the General Rules and Regulations of the U.S. Securities and Exchange Commission and may include shares owned by or for the individual's spouse and minor children and any other relative of the individual who lives in the same home, as well as shares to which the individual has, or shares, voting or investment power, or has the right to acquire beneficial ownership within sixty (60) days after March 16, 2001. Beneficial ownership may be disclaimed as to certain of the shares.

         Directors and executive officers beneficially own the following stock option shares which are exercisable within 60-days following March 16, 2001: Collins-- 4,200 shares; Horn-- 2,933 shares; Karlgaard-- 5,533 shares; Linhart--8,466 shares; Litman--5,400 shares; Maxwell--24,586 shares; Nashman---1,700; Newman--2,466 shares; Patterson--2,533 shares; Pijor--8,200 shares; Sherman--3,466 shares.

(2) Includes 1,100 shares of Common Stock held individually by Mr. Collins' daughter. Mr. Collins disclaims beneficial ownership of the shares of Common Stock held by his daughter.

(3)      Includes 3,500 shares held individually by his spouse.

(4) Includes 20,500 shares of Common Stock held individually by Mrs. Newman and 2,000 shares of Common Stock held individually by her spouse.

(5) Includes 2,069 shares held in various trusts which Mr. Patterson has voting and/or investment power. Does not include 3,379 shares held by Mr. Patterson's sibling for benefit of Mr. Patterson's son.

(6) Includes 3,650 shares held individually by Mr. Pijor, 1,350 shares held jointly, and 200 shares held by his minor children which Mr. Pijor claims beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Bancorp has had, and expects to have in the future, banking transactions in the ordinary course of business with some of its directors, officers, and employees and their associates. In the past, substantially all of such transactions have been on the same terms, including interest rates, maturities and collateral requirements as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

         The  maximum  aggregate  amount  of loans to  officers,  directors  and affiliates of Bancorp during 2000 amounted to $ 723,434 representing approximately 6.7% of Bancorp's total shareholders' equity at December 31, 2000. In the opinion of the Board of Directors, the terms of these loans are no less favorable to Bancorp than terms of the loans from Bancorp to unaffiliated parties. On December 31, 2000, $ 535,759 of loans were outstanding to individuals who, during 2000, were officers, directors or affiliates of Bancorp. At the time each loan was made, management believed that the loan involved no more than the normal risk of collectibility and did not present other unfavorable features. None of such loans were classified as Substandard, Doubtful or Loss.

         David W. Pijor has performed legal services for James Monroe Bancorp and James Monroe Bank in the ordinary course of their businesses, and Bancorp expects that he will continue to perform services for Bancorp and James Monroe Bank. In 1999 and 2000, the aggregate fees paid to Mr. Pijor by Bancorp and the Bank were $34,009 and $33,690, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS


Exhibit No.       Description of Exhibits
3(a)              Articles of Incorporation of James Monroe Bancorp, as amended(1)
3(b)              Bylaws of James Monroe Bancorp (1)
10(a)             Employment contract between James Monroe Bancorp and John R. Maxwell (1)
10(b)             James Monroe Bancorp1998 Management Incentive Stock Option Plan (1)
10(c)             James Monroe Bancorp1999 Director's Stock Option Plan (1)
10(d)             Employment contract between James Monroe Bancorp and Richard I. Linhart, filed herewith
11                Statement of Computation of Per Share Earnings
21                Subsidiaries of the Registrant


         The sole subsidiary of James Monroe Bancorp is James Monroe Bank, organized under the laws of Virginia.

--------------------------
(1) Incorporated by reference to exhibit of same number to James Monroe Bancorp's registration statement on Form SB-2 (No. 333-38098)

(B)  REPORTS ON FORM 8-K

         On November 17, 2000, Bancorp filed a report on Form 8-K, dated November 15, 2000, under Item 5, disclosing the completion of Bancorp's offering and the proceeds thereof.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JAMES MONROE BANCORP, INC.

March 14, 2001                   By:   /s/ John R. Maxwell
                                      --------------------------
                                      John R. Maxwell, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                                      TITLE                                       DATE

/s/ Fred A. Burroughs, III                         Director                                      March 14, 2001
---------------------------------------------
Fred A. Burroughs, III


/s/ Dr. Terry L. Collins                           Director                                      March 14, 2001
---------------------------------------------
Dr. Terry L. Collins


/s/ Norman P. Horn                                 Director                                      March 14, 2001
---------------------------------------------
Norman P. Horn


/s/ Dr. David C. Karlgaard                         Director                                      March 14, 2001
---------------------------------------------
Dr. David C. Karlgaard



 /s/ Richard I. Linhart                            Director, Chief Operating Officer, Secretary  March 14, 2001
---------------------------------------------      (Principal Accounting and Financial Officer)
Richard I. Linhart


/s/ Richard C. Litman                              Director                                      March 14, 2001
---------------------------------------------
Richard C. Litman


 /s/ John R. Maxwell                               President, Chief Executive Officer            March 14, 2001
---------------------------------------------      and Director (Principal Executive Officer)
John R. Maxwell


/s/ Dr. Alvin E. Nashman                           Director                                      March 14, 2001
---------------------------------------------
Dr. Alvin E. Nashman


/s/ Helen L. Newman                                Director                                      March 14, 2001
---------------------------------------------
Helen L. Newman





/s/ Thomas L. Patterson                            Director                                      March 14, 2001
---------------------------------------------
Thomas L. Patterson


/s/ David W. Pijor                                 Chairman of the Board of Directors            March 14, 2001
---------------------------------------------
David W. Pijor


/s/ Russell E. Sherman                              Director                                      March 14, 2001
---------------------------------------------
Russell E. Sherman

