Form 10QSB
period 2001-03-31
MONROE JAMES BANCORP INC
filed 2001-05-04
CIK 1114868

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001
                                    --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ________________________
                                                    --

                        Commission file number 000-32641

                           JAMES MONROE BANCORP, INC.

       (Exact Name of Small Business Issuer as Specified in its Charter)

              VIRGINIA                                 54-1941875
----------------------------------------    ------------------------------------
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__. No ____.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001.

              Common stock, $1 par value--960,467 shares outstanding

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                                     Page No.
Part I.           Financial Information

                  Item 1. Financial Statements
                            Consolidated Balance Sheets at March 31, 2001
                               and December 31, 2000                                                   3
                            Consolidated Income Statements for the three-months
                               ended March 31, 2001 and 2000                                           4
                            Consolidated Statements of Changes in Shareholders'
                                Equity for the three-months ended
                                March 31, 2001 and 2000                                                5
                            Consolidated Statements of Cash Flows for the three-months
                               ended March 31, 2001 and 2000                                           6
                            Notes to Interim Consolidated Financial Statements                         7

                  Item 2. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                       10

Part II.          Other Information

                  Item 1. Legal                                                                       20

                  Item 2. Changes in Securities and Use of Proceeds                                   20

                  Item 3. Defaults Upon Senior Securities                                             21

                  Item 4. Submission of Matters to a Vote of Security Holders                         21

                  Item 5. Other Information                                                           21

                  Item 6. Exhibits                                                                    21

                         PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     JAMES MONROE BANCORP, INC.
                           AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                ($ in thousands, except share data)

                                                                          (Unaudited)            (Audited)           (Unaudited)
                                                                            MARCH 31            DECEMBER 31,           MARCH 31
                                                                              2001                 2000                 2000
                                                                        -------------------  ------------------   ------------------
        ASSETS

Cash and due from banks                                                     $     7,490          $    6,362          $     2,875
Interest-bearing deposits in banks
                                                                                  2,055               2,010                   --
Federal funds sold
                                                                                 10,942               9,933                5,328
Securities available-for-sale at fair value
                                                                                 20,678              20,039               14,558
Loans, net of allowance for loan losses of $681 in 2001,
     $600 at December 31, 2000, and $419 at March 31, 2000                       58,125              49,440               37,160
Bank premises and equipment, net                                                    695                 692                  715
Accrued interest receivable                                                         566                 567                  410
Other assets                                                                        163                 187                  213
                                                                        -------------------  ------------------   ------------------
                                                                            $   100,714         $    89,230          $    61,259
                                                                        ===================  ==================   ==================

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
        Noninterest-bearing deposits                                        $    29,354         $    22,711          $    17,723
        Interest-bearing deposits                                                59,653              55,331               36,626
                                                                        -------------------  ------------------   ------------------
              Total deposits                                                     89,007              78,042               54,349

     Accrued interest payable and other liabilities                                 588                 455                  228
                                                                        -------------------  ------------------   ------------------
              Total liabilities                                                  89,595              78,497               54,577


STOCKHOLDERS' EQUITY
     Common stock, $1 par value; authorized 2,000,000 shares;
        issued and outstanding 960,467 at March 31, 2001, 958,767
        at December 31, 2000, and 744,290 at March 31, 2000                         960                 959                  744

     Capital surplus                                                              9,522               9,506                6,699

     Retained earnings                                                              463                 229                 (469)

     Accumulated other comprehensive income                                         174                  39                 (292)
                                                                        -------------------  ------------------   ------------------
              Total stockholders' equity                                         11,119              10,733                6,682
                                                                        -------------------  ------------------   ------------------

                                                                            $   100,714         $    89,230          $    61,259
                                                                        ===================  ==================   ==================

See notes to interim consolidated financial statements.

                JAMES MONROE BANCORP, INC.
                      AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME
         ($ in thousands, except per share data)

                                                                                        (Unaudited)
                                                                                    THREE MONTHS ENDED
                                                                            ------------------------------------
                                                                                MARCH 31           MARCH 31
                                                                                  2001               2000
                                                                            ------------------  ----------------
INTEREST INCOME:
   Loans, including fees                                                       $     1,286          $    757
   Securities, taxable                                                                 353               224
   Federal funds sold                                                                  105                40
                                                                            ------------------  ----------------
      Total interest income                                                          1,744             1,021

INTEREST EXPENSE:
   Deposits                                                                            737               364
   Borrowed funds                                                                      - -               - -
                                                                            ------------------  ----------------
      Total interest expense                                                           737               364
                                                                            ------------------  ----------------
Net interest income                                                                  1,007               657

PROVISION FOR LOAN LOSSES                                                               81                56
                                                                            ------------------  ----------------

      Net interest income after provision for loan losses                              926               601
NONINTEREST INCOME:
  Service charges and fees                                                              48                48
  Other                                                                                 41                16
                                                                            ------------------  ----------------
      Total noninterest income                                                          89                64

NONINTEREST EXPENSES:
   Salaries and wages                                                                  289               254
   Employee benefits                                                                    45                36
   Occupancy expenses                                                                   76                66
   Equipment expenses                                                                   37                43
   Other operating expenses                                                            211               154
                                                                            ------------------  ----------------

                                                                                       658               553
                                                                            ------------------  ----------------
      Income (loss) before income taxes                                                357               112
PROVISION FOR INCOME TAXES                                                             123               - -
                                                                            ------------------  ----------------

      Net income (loss)                                                        $       234          $    112
                                                                            ==================  ================

EARNINGS PER SHARE-BASIC                                                       $      0.24          $   0.15
                                                                            ==================  ================
EARNINGS PER SHARE-DILUTED                                                     $      0.24          $   0.15
                                                                            ==================  ================

See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Three Months Ended March 31, 2001 and 2000
                                ($ in thousands)
                                   (Unaudited)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                        RETAINED        COMPRE-         COMPRE-           TOTAL
                                         OMMON          CAPITAL         EARNINGS        HENSIVE         HENSIVE      STOCKHOLDERS'
                                         STOCK          SURPLUS        (DEFICIT)        (LOSS)          INCOME           EQUITY
                                         -----          -------        --------         ------          -------      -------------
BALANCE, JANUARY 1, 2000                $  743       $    6,683       $    (581)       $    (245)                       $    6,600
Comprehensive income:
  Net income                                                                112                          $     112             112

  Net change in unrealized (losses)
     on available for sale securities,
     net of deferred taxes of $25                                                            (47)              (47)            (47)
                                                                                                         ---------
Total comprehensive income                                                                               $      65
                                                                                                         =========
Exercise of stock options                    1               16             - -              - -                                17
                                        ------       ----------       ---------        ---------                        ----------
BALANCE, MARCH 31, 2000                 $  744       $    6,699       $    (469)       $    (292)                       $    6,682
                                        ======       ==========       =========        =========                        ==========


                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                        RETAINED        COMPRE-         COMPRE-           TOTAL
                                         OMMON          CAPITAL         EARNINGS        HENSIVE         HENSIVE      STOCKHOLDERS'
                                         STOCK          SURPLUS        (DEFICIT)        (LOSS)          INCOME           EQUITY
                                         -----          -------        --------         ------          -------      -------------
BALANCE, JANUARY 1, 2001                $  959       $    9,506       $     229        $      39                        $   10,733
Comprehensive income:
  Net income                                                                234                          $     234             234
  Net change in unrealized gains
     on available for sale securities,
     net of deferred taxes of $70                                                            135               135             135
                                                                                                        ----------
Total comprehensive income                                                                               $     369
                                                                                                        ==========
   Exercise of stock options                 1               16                                                                 17
                                        ------       ----------       ---------        ---------                        ----------
BALANCE, MARCH 31, 2001                 $  960       $    9,522       $     463        $     174                        $   11,119
                                        ======       ==========       =========        =========                        ==========

See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                                   (Unaudited)
                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------------------
                                                                                          2001                 2000
                                                                                   -------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                     $    234            $    112
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                                         34                  31
      Provision for loan losses                                                             81                  56
      Gain on sale of securities                                                            --                  --
      (Increase)/decrease in accrued interest receivable                                     1                 (64)
      Amortization of bond premium                                                           2                  --
      Accretion of bond discount                                                           (10)                 (3)
      (Increase)/decrease in other assets                                                  (46)                 (2)
      Increase/(decrease) in accrued interest and other liabilities                        133                  29
                                                                                      --------            --------
          Net cash provided by (used in) operating activities                         $    429            $    159
                                                                                      --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                                         $ (4,596)           $ (1,143)
   Proceeds from calls and maturities of securities available for sale                   4,170                  35
   Purchases of premises and equipment                                                     (37)                (32)
   (Increase)/decrease in Federal funds sold and cash equivalents                       (1,054)             (3,791)
   Net (increase) in loans                                                              (8,766)             (6,540)
                                                                                      --------            --------
          Net cash (used in) investing activities                                     $(10,283)           $(11,471)
                                                                                      --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, savings deposits
     and money market accounts                                                        $  9,404            $  5,438
   Net increase in time deposits                                                         1,561               6,092
   Proceeds from issuance of common stock                                                   17                  17
                                                                                      --------            --------
          Net cash provided by financing activities                                   $ 10,982            $ 11,547
                                                                                      --------            --------

          Increase (decrease)in cash and due from banks                               $  1,128            $    235

CASH AND DUE FROM BANKS
   Beginning                                                                             6,362               2,640
                                                                                      --------            --------
   Ending                                                                             $  7,490            $  2,875
                                                                                      ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
 Interest paid on deposits                                                            $    747            $    365
                                                                                      ========            ========
 Income taxes paid                                                                    $     67            $    - -
                                                                                      ========            ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   unrealized gain on securities available for sale                                   $    204            $     79
                                                                                      ========            ========

See notes to interim consolidated financial statements.

                    JAMES MONROE BANCORP, INC. AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--
Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole subsidiary. James Monroe Bank commenced banking operations on June 8, 1998, and during the period ended March 31, 2001 operated the main office in Arlington, Virginia, and one branch in Annandale, Virginia. A second branch was opened in Leesburg, Virginia on April 16th, 2001.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2000.

NOTE 2--
Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months and six-months ended March 31, 2001 and 2000.

                                                              Three Months Ended
                                                                    March 31
                                                      --------------------------------
                                                               2001            2000
                                                      --------------------------------
Net Income                                                   $    234        $    112

Weighted average shares outsanding--basic                     958,994         743,487
Common share equivalents for stock options                     32,517          20,228
                                                      --------------------------------
Weighted average shares outsanding--diluted                   991,511         763,715
                                                      ================================

Earnings per share-basic                                    $    0.24       $    0.15
                                                      ================================
Earnings per share-diluted                                  $    0.24       $    0.15
                                                      ================================

NOTE 3--
Investment Securities. Securities available for sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in shareholders' equity as a component of "accumulated other comprehensive (loss) income". Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "net securities gains" on the income statement. The amortized cost and carrying value (estimated market value) of securities available-for-sale at March 31, 2001, December 31, 2000, and March 31, 2000, are summarized in the table that follows. The Company classifies all securities as available-for-sale.

                                                                    March 31, 2001
                                             -------------------------------------------------------------
                                                                 Gross            Gross         Estimated
                                             Amortized        Unrealized       Unrealized        Market
($ in thousands)                                Cost            Gains            Losses          Value
                                             ---------        ----------       ----------       ---------
U.S. agency                                 $     8,155       $       62       $        -      $     8,217
Mortgage-backed securities                        6,589              123               (5)           6,707
Corporate notes                                   5,301               97              (14)           5,384
Other securities                                    370                -                -              370
                                            -----------       ----------       ----------      -----------
                                            $    20,415       $      282       $      (19)     $    20,678
                                            ===========       ==========       ==========      ===========

                                                                 December 31, 2000
                                             -------------------------------------------------------------
                                                                 Gross            Gross         Estimated
                                             Amortized        Unrealized       Unrealized        Market
($ in thousands)                                Cost            Gains            Losses          Value
                                             ---------        ----------       ----------       ---------
U.S. agency                                 $    12,155       $       29       $      (49)     $    12,135
Mortgage-backed securities                        5,209               50               (3)           5,256
Corporate notes                                   2,243               32                -            2,275
Other securities                                    373                -                -              373
                                            -----------       ----------       ----------      -----------
                                            $    19,980       $      111       $      (52)     $    20,039
                                            ===========       ==========       ==========      ===========

                                                                   March 31, 2000
                                             -------------------------------------------------------------
                                                                 Gross            Gross         Estimated
                                             Amortized        Unrealized       Unrealized        Market
($ in thousands)                                Cost            Gains            Losses          Value
                                             ---------        ----------       ----------       ---------
U.S. agency                                 $    11,655       $        -       $     (392)     $    11,263
Mortgage-backed securities                        2,003                -              (49)           1,954
Corporate notes                                     999                -               (3)             996
Other securities                                    345                -                -              345
                                            -----------       ----------       ----------      -----------
                                            $    15,002       $        -       $     (444)     $    14,558
                                            ===========       ==========       ==========      ===========

NOTE 4--
Loans. Major classifications of loans at March 31, 2001, December 31, 2000, and March 31, 2000 are summarized in the following table.

                                                        March 31,         December 31,         March 31,
($ in thousands)                                          2001                2000               2000
                                                        ---------         ------------         ---------

Commercial loans                                       $    23,610        $    21,271         $    18,327
Real estate-Commercial                                      25,658             20,783              14,236
Real estate-1-4 family residential                           4,188              4,165               2,266
Home equity loans                                              887                546                 347
Consumer loans                                               4,416              3,256               2,344
Overdrafts                                                      47                 19                  59
                                                       -----------        -----------         -----------
                                                            58,806             50,040              37,579

Less allowance for loan losses                                (681)              (600)               (419)
                                                       -----------        -----------         -----------
Net Loans                                              $    58,125        $    49,440         $    37,160
                                                       ===========        ===========         ===========

Changes in the allowance for loan losses are summarized as follows:

                                                      First Quarter      For the Year        First Quarter
($ in thousands)                                           2001              2000                2000
                                                      -------------      ------------        -------------
Balance at beginning of year                           $       600         $      363         $       363
Charge-offs                                                     --                 --                  --
Recoveries                                                      --                 --                  --
                                                       -----------        -----------         -----------
     Net charge-offs                                            --                 --                  --
Provision for loan losses                                       81                237                  56
                                                       -----------        -----------         -----------
     Balance at end of period                          $       681         $      600         $       419
                                                       ===========        ===========         ===========

The following table presents the amounts of nonperforming assets at the dates indicated.

                                                        March 31,         December 31,         March 31,
($ in thousands)                                          2001               2000                2000
                                                        ---------         ------------         ---------
Nonaccrual loans                                       $        10        $        39         $        --
Loans past-due 30-days or more                                  --                 --                  --
Restructured loans                                              --                 --                  --
Other real estate owned                                         --                 --                  --
                                                       -----------        -----------         -----------
     Total nonperforming assets                        $        10        $        39         $        --
                                                       ===========        ===========         ===========

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

This Management's Discussion and Analysis reviews the financial condition and results of operations of James Monroe Bancorp, Inc. and its subsidiary for the first quarters of 2001 and 2000. Some tables cover more than these two quarters to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein.

FORWARD-LOOKING STATEMENTS

This document contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policies, competitive factors, , government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statement. The Company does not undertake to update any forward-looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

FINANCIAL OVERVIEW

As the Company approaches its third anniversary of operations it has reached a number of milestones:

o    assets exceeded $100 million at March 31;

o    the Bank's second branch opened on April 16th, 2001;

o the initial cost to open the Bank and the initial operating losses were fully recovered by September 2000, resulting in the Company being on a fully taxable basis for federal income tax purposes beginning in September 2000, having fully utilized all initial net operating losses; and

o    pre-tax earnings have consistently improved on a quarter to quarter basis.

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of James Monroe Bancorp, Inc. and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2000.

BALANCE SHEET

Total assets increased to $100.7 million at March 31, 2001, an increase of 11.5 million from December 31, 2001, and an increase of $39.5 million from March 31, 2000. The increase in assets since December 31, 2000 resulted from an $11.0 million increase in deposits, with noninterest-bearing deposits increasing $6.6 million and interest-bearing deposits increasing $4.3 million. With the growth in deposits, the Company was able to fund $8.8 million net increase in loans, added $500,000 to the securities portfolio, and increased the Company's short-term liquidity position by $1.5 million. The Company emphasizes deposit generation as much as loan generation. Thus to-date, sufficient deposit growth has been available to fund loan demand.

QUARTERLY RESULTS OF OPERATIONS

                                                         2001                                   2000
                                                        -----         ---------------------------------------------------

(IN THOUSANDS EXCEPT SHARE DATA)                        FIRST         FOURTH          THIRD         SECOND          FIRST
                                                        -----         ------          -----         ------          -----
RESULTS OF OPERATIONS:
Net interest income                                      1,007            953            825            801            657
Provision for loan and lease losses                         81             54             49             77             56
Other income                                                89             95             79             63             64
Noninterest expense                                        658            643            578            575            553
Income before taxes                                        357            351            277            212            112
Net income                                                 234            231            255            212            112

PER SHARE DATA:
Earnings per share, basic                            $    0.24       $   0.26       $   0.34      $    0.28      $    0.15
Earnings per share, diluted                          $    0.24       $   0.25       $   0.33      $    0.28      $    0.15
Weighted average shares
     outstanding-basic                                 958,994        884,189        744,290        744,290        743,487
                -diluted                               991,511        918,367        770,207        764,518        763,715

AT PERIOD END
Loans                                                $  58,806      $  50,040       $ 45,222      $  42,948      $  37,579
Earning assets                                          92,481         82,022         63,178         63,302         57,465
Total Assets                                           100,714         89,230         78,109         69,788         61,259
Deposits                                                89,007         78,042         70,401         62,544         54,349
Shareholders' equity                                    11,119         10,733          7,284          6,921          6,682
Book value                                           $   11.58      $   11.19       $   9.79      $    9.30      $    8.98
Shares outstanding                                     960,467        958,767        744,290        744,290        744,290


PERFORMANCE RATIOS:
Return on average assets                                  1.04%          1.10%          1.41%          1.36%          0.85%
Return on average equity                                  8.65%          9.63%         14.21%         12.51%          6.79%
Net interest margin                                       4.76%          4.77%          4.88%          5.54%          5.35%
Efficiency Ratio                                         60.04%         61.35%         63.94%         66.55%         76.70%

OTHER RATIOS:
Allowance for loan losses to total
     loans                                                1.16%          1.20%          1.21%          1.15%          1.11%
Equity to assets                                         11.04%         12.03%          9.33%          9.92%         10.91%
Nonperforming assets to total
     assets                                                0.0%           0.0%           0.1%           0.0%           0.0%
Net charge-offs to total loans                             0.0%           0.0%           0.0%           0.0%           0.0%
Risk-Adjusted Capital Ratios:
     Tier 1                                               15.8%          18.5%          16.6%          15.8%          16.4%
     Total                                                16.8%          19.6%          17.9%          16.8%          17.4%
     Leverage Ratio                                       12.0%          12.6%          10.4%          12.0%          13.1%

Note: Bancorp did not record a tax provision until the third quarter of 2000 and has been fully taxable since that time. Therefore, the quarterly comparisons are affected by the periods with a tax provision and periods where no tax provision was required.

         For the quarter ended March 31, 2001, the Company earned $234,000 or $.24 per share compared with $112,000 of net income or $.15 per share for the comparable quarter of 2000. Annualized return on average assets was 1.04% for the three months ended March 31, 2001, compared with .85% for the same quarter in 2000, and the return on average equity was 8.65% for the quarter ended March 31, 2001, compared with 6.79% for the first quarter of 2000. The return on average equity ratio was negatively impacted in 2001 as a result of $3.1 million in additional equity the Company raised in the fourth quarter of 2000.

         The Company continues to focus on managing its net interest margin, especially during periods of changing interest rates. In the first quarter of 2001, the Federal Reserve reduced interest rates three times in less than 90-days by a total of 150 basis points, and followed up with another 50 basis point reduction on April 19, 2001. These rate reductions have a direct impact on the rates earned on the Bank's outstanding floating or adjustable rate loans, as well as new loans, and on the rates earned on other investments. These reductions will have a negative effect on the Company's margin in the short term. By comparison, the net interest margin was 5.35% for the first quarter of 2000 but down to 4.76% for the first quarter of 2001 reflecting a combination of a 150 basis point reduction in the prime rate in the first quarter of 2001 and the lag in the market in lowering deposit rates from their peaks in the middle of 2000. Reference should be made to the comments in the interest rate sensitivity management section contained herein for a discussion on the Company's exposure to changing interest rates.

NET INTEREST INCOME

         Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings. Unlike the larger regional or mega-banks who have significant sources of fee income, community banks, such as James Monroe Bank, rely on net interest income from traditional banking activities as the primary revenue source.

         For the three-month period ended March 31, 2001, net interest income increased $350,000, or 53%, to $1.0 million from the $657,000 during the same period in 2000. The increase was due primarily to the volume increase in average total earning assets. Total average earning assets increased by $36.5 million, or 74%, from the first three-months of 2000 to the same period of 2001, and the yield on earning assets decreased by 8 basis points. Yields on federal funds and the securities portfolio decreased by 38 and 5 basis, respectively. Average loans outstanding grew by $22.7 million, or 69.3%, during the first quarter of 2001as compared to the same period in 2000, and the yield on such loans increased by 11 basis points. The securities portfolio yield decreased due to the lower rate environment in 2001 as did the federal funds rate decline due to the reductions in prime that occurred in the first quarter. The loan yields did increase in the first quarter, despite the decline in rates and margin, as the Company's fixed rate loans do not automatically reprice, and adjustable rate loans have not repriced to-date. It is also expected that some fixed rate borrowers will ask to have their fixed rate renegotiated as a result of the three reductions totaling 150 basis points in one quarter.

         Interest expense for the first three-months of 2001 was $737,000 compared with $364,000 in interest expense for the first three-months of 2000. This increase is predominately a result of the growth in the volume of interest-bearing deposits, primarily certificates of deposit, along with the increase in the average cost of interest-bearing deposits by 70 basis points. Deposit rates in our market peaked during the middle of 2000 and have lagged in repricing and/or resetting downward to reflect declines in market interest rates. In addition, the growth in the Company's deposit base on a quarter to quarter comparison has been in the time deposit category which is a higher cost of deposit than are money market accounts or interest-bearing checking account deposits. Of the $34.6 million, or 64%, increase in deposits from March 31, 2000 to March 31, 2001, $11.6 million were in noninterest-bearing deposits while $23.0 million were primarily in time deposit balances.

                  Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average assets and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income for the three-months ended March 31, 2001, as compared to the three-months ended March 31, 2000, is almost entirely due to the growth in the volume of earning assets and interest-bearing liabilities. The decrease in prime had a modest effect on total interest income to date but the increase in the volume of earning assets was the driver to the increase in total interest income. However, in the case of interest-bearing deposits, the $373,000 increase in interest expense is comprised of $338,000 increase due to the increase in interest-bearing deposits and

$35,000 is due to the increase in deposit rates. The current market environment is showing reductions in deposit rates and this event, coupled with time deposit repricing, should lower the Company's cost of funds in the near term.

TABLE 1  AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES

                                         Three Months Ended                       Three Months Ended
                                           March 31, 2001                           March 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                 Average                    Yield/        Average                    Yield/
                                                 Balance       Interest      Rate         Balance       Interest      Rate
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
     Commercial                                $   23,131      $   547       9.59%       $  16,812      $   361        8.64%
     Commercial real estate                        23,120          535       9.38           12,676          328       10.41
     Consumer Rate                                  9,172          204       9.02            3,239           68        8.44
                                               ----------------------------------        ----------------------------------
          Total loans                              55,423        1,286       9.41           32,727          757        9.30
Taxable securities                                 20,648          329       6.46           13,829          224        6.51
Federal funds sold and cash equivalents             9,800          129       5.34            2,814           40        5.72
                                               ----------------------------------        ----------------------------------
                      TOTAL EARNING ASSETS         85,871        1,744       8.24%          49,370        1,021        8.32%
Less allowance for loan losses                       (631)                                    (381)
Cash and due from banks                             4,687                                    3,053
Premises and equipment, net                           687                                      722
Other assets                                          566                                      524
                                               ----------                               ----------
                              TOTAL ASSETS     $   91,180                               $   53,288
                                               ==========                               ==========
LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest-bearing demand deposits               $    4,646      $    27       2.36%      $    3,124      $    16        2.06%
Money market deposit accounts                      24,668          267       4.39           18,646          205        4.42
Savings accounts                                      480            4       3.38              308            2        2.61
Time deposits                                      28,267          439       6.30           10,799          141        5.25
                                               ----------------------------------       -----------------------------------
                    TOTAL INTEREST-BEARING
                               LIABILITIES         58,061          737       5.15%          32,877          364        4.45%
                                               ----------------------------------       -----------------------------------

Net Interest Income and Net Yield on Interest-
      Earning Assets                                           $ 1,007       4.76%                      $   657        5.35%
                                                               ==================                       ===================
Noninterest-bearing demand
     deposits                                      21,630                                   13,541
Other liabilities                                     523                                      238
Stockholders' equity                               10,966                                    6,632
                                               ----------                               ----------
                     TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY     $   91,180                               $   53,288
                                               ==========                               ==========

TABLE 2

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                                    March 31
                                                 2001 vs. 2000
                                   --------------------------------------------
                                        Increase          Due to Change
                                           or              in Average:
                                                    ---------------------------
                                        (Decrease)       Volume          Rate
                                   --------------------------------------------
  EARNING ASSETS:
  Loans                                  $    529       $    520       $     9
  Taxable securities                          105            107            (2)
  Federal funds sold                           89             91            (2)
                                   --------------------------------------------
       Total interest income                  723            718             5

  INTEREST-BEARING LIABILITIES:
  Interest-bearing demand
       deposits                                11              9             2
  Money market deposit
       accounts                                62             63            (1)
  Savings deposits                              2              1             1
  Time deposits                               298            265            33
  Borrowed funds                               --             --            --
                                   --------------------------------------------
       Total interest expense                 373            338            35
                                   --------------------------------------------

            Net Interest Income          $    350       $    380     $     (30)
                                   ============================================

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon management's judgement as to the adequacy of the allowance to absorb future possible losses. Since the Company is a relatively young bank, and its asset quality to date has been high, it has no history of loan losses. The Company also has not had any loans charged off, restructured loans, other real estate owned or foreclosed properties. The Company has had two loans put on nonaccrual status, one in August of 2000 in the amount of $55,000 and one in March 2001 in the amount of $10,000. The $55,000 loan was collected in full, plus all past-due interest, in March 2001 resulting in one loan in the amount of $10,000 on nonaccrual status as of March 31, 2001. There were no other loans which were performing but as to which information known to us caused management to have serious doubts as to the ability of the borrower to comply with the current loan repayment terms. In determining the adequacy of the allowance, the value and adequacy of the collateral is considered as well as the growth and composition of the portfolio and the loss experience of other banks in our peer group. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior management, external auditors, and regulatory examiners. While the methodology we use for establishing the allowance for loan losses is reevaluated on a regular basis, the Company's current policy is to maintain the allowance at approximately 1.20% of total loans. As reflected in Table 3 below, the allowance is allocated among the various categories of loans in rough proportion to the level of loans outstanding in such categories. Management considers the allowance to be adequate for the periods presented.

TABLE 3

         The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.

                                          March 31, 2001        December 31, 2000        March 31, 2000
                                       -------------------    --------------------    --------------------
                                                   Percent                 Percent                 Percent
                                                  Of Loans                Of Loans                Of Loans
                                                     In                      In                       In
($ in thousands)                       Amount     Category    Amount      Category    Amount      Category
                                       -------------------    --------------------    --------------------
Commercial                            $   272       40%       $   255       43%       $   205        49%
Commercial real estate                    299       44%           250       42%           159        38%
Residential mortgage loans                 48        7%            50        8%            25         6%
Home equity loans                          14        2%            --        1%             4         1%
Consumer loans                             48        7%            45        6%            25         6%
Overdrafts                                 --        0%            --        0%            --         0%
                                      ----------------        ----------------        -----------------
                    End Of Period     $   681      100%       $   600      100%       $   419       100%
                                      ================        ================        ==================

LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 2001, total loans were $58.8 million, a 18% increase from the $50.0 million of loans at December 31, 2000 and a 56% increase from $37.6 million of loans at March 31, 2000. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities nor does the Company generally make unsecured loans.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio has consistently approximated 7% of the loan portfolio. See Note 4 to the unaudited consolidated financial statements included in this report for additional information regarding the loan portfolio.

INVESTMENT SECURITIES

         The carrying value (fair value) of James Monroe Bancorp's securities portfolio increased $700,000 to $20.7 million at March 31, 2001 from $20.0 million at December 31, 2000. James Monroe Bancorp currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. In general, our investment philosophy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five years or less in the case of fixed rate securities. In the case of mortgage-backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five years or less. Mortgage-backed securities with a maturity of ten years or more are generally adjustable rate securities. To the extent possible the Company attempts to "ladder" the maturities of such securities.

TABLE 4

         The following table provides information regarding the composition of our investment portfolio at March 31, 2001. The amounts shown are shown at the amortized cost basis.

MATURITY OF SECURITIES
                                                     Years to Maturity
---------------------------------------------------------------------------------------------------------------------------------
                                Within                 Over 1 Year         Over 5 Years           Over
      (in thousands)            1 Year               through 5 Years     through 10 Years        10 Years              Total
---------------------------------------------------------------------------------------------------------------------------------
                                Amount     Yield    Amount     Yield     Amount    Yield    Amount     Yield    Amount     Yield
---------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AVAILABLE-FOR-SALE:
U. S. Agency                   $   --        --    $ 7,155     6.18%    $1,000     6.78%     $ --       --      $8,155     6.25%
Mortgage-backed securities         --        --      3,140     6.62%     1,048     6.50%      871      6.81%     5,059     6.63%
Adjustable rate mortgage-backed
 securities                        --        --         --        --        --        --    1,530      6.24%     1,530     6.24%

Corporate bonds                   497      7.79%     2,554     7.01%     2,250     6.77%       --      0.00%     5,301     6.98%
Other securities                                                                              370      7.27%       370     6.67%
                               ------             --------              ------             ------              -------
      Total Debt Securities
        Available-for-Sale     $  497     7.79%   $ 12,849     6.45%    $4,298     6.71%   $2,771      6.55%   $20,415     6.54%
                               ======             ========              ======             ======              =======

         At March 31, 2001, the fair value of the available for sale securities exceeds the book value of the securities by $263,000 or 1.3% of the portfolio.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

         The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At March 31, 2001, our Basic Surplus ratios (net access to cash and secured borrowings as a percentage of total assets was approximately 13% compared to the present internal minimum guideline range of 10% to 12%.

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

         One tool that we utilize in managing our interest rate risk is the matched funding matrix analysis or a modified version of the traditional GAP analysis. The matrix arrays repricing opportunities along a time line for both assets and liabilities. The longest term, most fixed rate sources are presented in the upper left hand corner while the shorter term, most variable rate items, are at the lower left. Similarly, uses of funds, assets, are arranged across the top moving from left to right.

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

         At March 31, 2001, Bancorp is asset sensitive in the short term and then becomes slightly liability sensitive. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors.

         Thus, the Company utilizes simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50 bp up and 50 bp down increments. At March 31, 2001, the following 12-month impact on net interest income is estimated to range from a positive impact of 9% to a negative impact of 9% for the multiple scenarios, which remains within internal policy guidelines. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of March 31, 2001.

                  Static rates                                  -0-%
                  Most Likely rates                            -6.0%
                  Ramp Up 100bp-12 Mo.                          1.7%
                  Ramp Up 200bp-12 Mo.                          3.4%
                  Ramp Down 100 bp-12 Mo.                      -1.7%
                  Ramp Down 200bp-12 Mo.                       -3.5%

NONINTEREST INCOME AND EXPENSE

         Noninterest income consists primarily of services charges on deposit accounts and fees and other charges for banking services. Noninterest expense consists primarily of salary and benefit costs and occupancy and equipment expense.

         The following table shows the detail of noninterest income for the three-month periods ended March 31, 2001 and 2000.

TABLE 5

                                     Three-Months Ended March 31,
                                 --------------------------------------
($  in thousands)                      2001                 2000
                                 ------------------   -----------------
Services charges on deposit
     accounts                                   48                  48
Cash management fees                            25                   6
Other fee income                                16                  10
                                 ------------------   -----------------
               Total Noninterest
                          Income                89                  64
                                 ==================   =================

         The increase in noninterest income for the comparative periods is the result of the continued growth of the Company and the expansion of products resulting in fee income, such as the increase in cash management fee income and service charges on deposit accounts, primarily due to the progressively increasing growth in the number and balances of deposit accounts. At March 31, 2001, the Company had $17.3 million in off-balance sheet customer sweep accounts for which a fee is earned.

TABLE 6

         The categories of noninterest expense that exceed 1% of operating revenue are as follows:


                                       Three-Months Ended March 31,
                                  ----------------------------------------
($  in thousands)                    2001                 2000
                               -----------------   --------------------
Salaries and benefits         $             334   $                290
Occupancy cost, net                          76                     66
Equipment expense                            37                     43
Professional fees                            23                     17
Data processing costs                        71                     51
Postage and supplies                         22                     17
Advertising and public
relations                                    17                     13
Courier and express services                 16                     12
State franchise tax                          24                     16
Other                                        38                     28
                               ----------------------------------------
 Total Noninterest Expense    $             658                   $553
                               =================   ====================


         Noninterest expense increased $105,000 or 19% from $553,000 to $658,000 for the first three-months of 2001, as compared to the same period in 2000. The increase in salary and benefit expense of $44,000 is primarily the result of merit increases for 2001 and hiring staff in advance for the branch that opened in April 2001.

         Occupancy cost increased $10,000 for the first quarter compared with a year earlier and equipment costs decreased $6,000 for the same comparative periods. There were no particular events causing the variances. With respect to the increases in data processing, postage and supplies, and courier and express services, the increase in due to the increase in the volume of accounts and business transactions processed in 2001 versus 2000. The increase in the state franchise tax is due to the increased capital of the Bank. The franchise tax is based on approximately 1% of capital with some adjustment. In the fourth quarter of 2000, Bancorp down-streamed $1 million of additional capital to the Bank. This injection, coupled with the retention of earnings, increases the franchise tax liability.

CAPITAL MANAGEMENT

         The Company has reported a steady improvement in earnings since the Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and culminated with $125,000 of earnings in 1999 and $810,000 of earnings for 2000. Earnings for the first three-months of 2001 were $234,000, bringing the Company's retained earnings to a positive $463,000. One of the Company's initial strategies was to restore the initial lost capital from the initial organization costs of $254,000 and the accumulated earnings loss of $452,000 for 1998. This has been accomplished. The capital management today is to continue to look at sources of capital and the timing of the availability of additional capital that will be necessary to support the future growth of the organization.

         In the fourth quarter of 2000, the Company sold 214,477 shares of common stock at $14.50 per share which, after costs, netted $3.1 million of additional capital. Of this amount, $1 million was down-streamed to the subsidiary bank to support the growth in assets of the Bank and maintain the "well capitalized" status.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Shares. During the past three years, Bancorp has not sold any securities without registration under the Securities Act of 1933, except for (1) the initial issuance of shares of its common stock, par value $1.00 per share, as of July 1, 1999, in connection with the establishment of Bancorp as the one bank holding company for the Bank, and (2) on March 19, 2001, Director Dr. Alvin Nashman exercised his 1,700 vested option shares at a price of $10.00 per share. Bancorp relied upon the exemption provided by Section 3(a)(12) of the Securities Act of 1933 for the issuance of shares in connection with the formation of the holding company In connection with that reorganization transaction, each share of outstanding common stock of the Bank was converted into one share of Bancorp common stock, and each shareholder retained the same percentage ownership interest in Bancorp as such shareholder had in the Bank. Each outstanding option to purchase shares of the Bank common stock was converted into an identical option to purchase shares of Bancorp. Bancorp relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of shares upon the exercise of options. Except for the option exercise, no shares of Bancorp common stock or other authorized class of securities were sold for cash, and no underwriter, broker or dealer was involved in connection with the reorganization and conversion of shares, or the option exercise.

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

         Use of Proceeds: On August 11, 2000, Bancorp's first registration statement under the Securities Act of 1933, on Form SB-2 (No. 333-38098), relating to its initial registered offering of common stock, $1.00 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. The offering related to an aggregate of up to 344,828 shares of common stock, at an offering price of $14.50 per share, for an aggregate offering price of $5,000,006. We also reserved the right to sell up to an additional 137,930 shares of common stock in the event that the offering was oversubscribed, for an additional aggregate offering price of $1,999,985.

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

         As of March 31, 2001, $1 million of the proceeds of the offering have been contributed to the capital of the Bank for use in support of its lending and investment activities. The remaining proceeds of the offering have been retained by Bancorp and held in temporary interest-bearing money market investments pending contribution to the Bank or used for other general corporate purposes.

Item 3.  Defaults Upon Senior Securities

         None

         Item 4.  Submission of Matters to a Vote of Security None

Item 5.  Other Information

         None

Item 6.  Exhibits and reports on Form 8-K

Exhibits

 Number  Description
 ------  -----------

  3(a)   Articles of Incorporation of James Monroe Bancorp, as amended (1)

  3(b)   Bylaws of James Monroe Bancorp, (1)

 10(a)   Employment contract between James Monroe Bancorp and John R. Maxwell (1)

 10(b)   James Monroe Bancorp 1998 Management Incentive Stock Option Plan (1)

 10(c)   Monroe Bancorp 1999 Director's Stock Option Plan (1)

 10(d)   Employment contract between James Monroe Bancorp and
         Richard I. Linhart (2)

 11      Statement re: Computation of Per Share Earnings

         Please refer to Note 2 to the financial statements included in this report.

-----------------------

(1) Incorporated by reference to the exhibit of the same number in the Company's registration statement on Form SB-2 no. 333-38098.

(2) Incorporated by reference to the exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 3, 2001          BY: /s/ John R. Maxwell
                                  ----------------------------------------
                                      John R. Maxwell, President & CEO


Date:    May 3, 2001          BY: /s/ Richard I. Linhart
                                  ----------------------------------------
                                       Richard I. Linhart, Executive Vice
                                       President & Chief Operating and
                                         Financial Officer