Form 10QSB
period 2001-06-30
MONROE JAMES BANCORP INC
filed 2001-07-31
CIK 1114868

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001.

             Common stock, $1 par value--960,467 shares outstanding

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                                 Page No.

Part I.           Financial Information

                  Item. 1. Financial Statements
                           Consolidated Balance Sheets at June 30, 2001,
                                December 31, 2000, June 30, 2000                                    3
                           Consolidated Income Statements for the three-months
                                 and six-months ended June 30, 2001 and 2000                        4
                           Consolidated Statements of Changes in Shareholders'
                                Equity for the six-months ended June 30, 2001 and 2000              5
                           Consolidated Statements of Cash Flows for the six-months
                                ended June 30, 2001 and 2000                                        6
                           Notes to Interim Consolidated Financial Statements                       7

                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                     10

Part II.          Other Information

                  Item 1.  Legal                                                                   21

                  Item 2.  Changes in Securities and Use of Proceeds                               21

                  Item 3.  Defaults Upon Senior Securities                                         21

                  Item 4.  Submission of Matters to a Vote of Security Holders                     21

                  Item 5.  Other Information                                                       21

                  Item 6.  Exhibits                                                                22

PART 1.  FINANCIAL INFORMATION

Item. 1. FINANCIAL STATEMENTS

                     JAMES MONROE BANCORP, INC.
                           AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                ($ in thousands, except share data)


                                                                              (Unaudited)         (Audited)        (Unaudited)
                                                                                JUNE 30          DECEMBER 31,        JUNE 30
                                                                                  2001               2000              2000
                                                                                --------          --------          --------
        ASSETS

Cash and due from banks                                                         $ 10,584          $  6,362          $  5,491
Interest-bearing deposits in banks                                                 2,035             2,010              --
Federal funds sold                                                                17,671             9,933             4,819
Securities available-for-sale at fair value                                       23,313            20,039            15,535
Loans, net of allowance for loan losses of $748 in 2001,
     $600 at December 31, 2000, and $496 at June 30, 2000                         62,723            49,440            42,452
Bank premises and equipment, net                                                     954               692               716
Accrued interest receivable                                                          598               567               482
Other assets                                                                         226               187               293
                                                                                --------          --------          --------

                                                                                $118,104          $ 89,230          $ 69,788
                                                                                ========          ========          ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits:
  Noninterest-bearing deposits                                                  $ 39,443          $ 22,711          $ 23,015
  Interest-bearing deposits                                                       67,018            55,331            39,529
                                                                                --------          --------          --------
          Total deposits                                                         106,461            78,042            62,544

Accrued interest payable and other liabilities                                       405               455               323
                                                                                --------          --------          --------
          Total liabilities                                                      106,866            78,497            62,867


STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized 2,000,000 shares;
  issued and outstanding 960,467 at June 30, 2001, 958,767                           960               959               744
  at December 31, 2000, and 744,290 at June 30, 2000
Capital surplus                                                                    9,522             9,506             6,699
Retained earnings                                                                    695               229              (257)
Accumulated other comprehensive income (loss)                                         61                39              (265)
                                                                                --------          --------          --------
          Total stockholders' equity                                              11,238            10,733             6,921
                                                                                --------          --------          --------

                                                                                $118,104          $ 89,230          $ 69,788
                                                                                ========          ========          ========



See notes to interim consolidated financial statements.

              JAMES MONROE BANCORP, INC.
                    AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME
        ($ in thousands, except per share data)


                                                                           (Unaudited)               (Unaudited)
                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        -------------------       ------------------
                                                                       JUNE 30      JUNE 30      JUNE 30      JUNE 30
                                                                         2001         2000         2001         2000
                                                                        ------       ------       ------       ------
INTEREST INCOME:
 Loans, including fees                                                  $1,351       $  961       $2,638       $1,718
 Securities, taxable                                                       328          244          657          468
 Federal funds sold                                                        123           42          228           82
 Other interest income                                                      18         --             41         --
                                                                        ------       ------       ------       ------
              Total interest income                                      1,820        1,247        3,564        2,268
INTEREST EXPENSE:
   Deposits                                                                736          443        1,473          808
   Borrowed funds                                                         --              3         --              3
                                                                        ------       ------       ------       ------
              Total interest expense                                       736          446        1,473          811
                                                                        ------       ------       ------       ------
              Net interest income                                        1,084          801        2,091        1,457
PROVISION FOR LOAN LOSSES                                                   77           77          158          133
                                                                        ------       ------       ------       ------
              Net interest income after provision for loan losses        1,007          724        1,933        1,324
NONINTEREST INCOME:
 Service charges and fees                                                   54           47          102           95
 Other                                                                      49           16           90           32
 Gain on sale of securities                                                  4         --              4         --
                                                                        ------       ------       ------       ------
              Total noninterest income                                     107           63          196          127
NONINTEREST EXPENSES:
 Salaries and wages                                                        304          263          593          516
 Employee benefits                                                          48           38           93           75
 Occupancy expenses                                                         94           64          170          131
 Equipment expenses                                                         46           35           83           78
 Other operating expenses                                                  261          175          472          327
                                                                        ------       ------       ------       ------
                                                                           753          575        1,411        1,127
                                                                        ------       ------       ------       ------
              Income before income taxes                                   361          212          718          324
PROVISION FOR INCOME TAXES                                                 129         --            252         --
                                                                        ------       ------       ------       ------
              Net income                                                $  232       $  212       $  466       $  324
                                                                        ======       ======       ======       ======

EARNINGS PER SHARE-BASIC                                                $ 0.24       $ 0.28       $ 0.49       $ 0.44
                                                                        ======       ======       ======       ======
EARNINGS PER SHARE-DILUTED                                              $ 0.23       $ 0.28       $ 0.47       $ 0.42
                                                                        ======       ======       ======       ======



See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Six Months Ended June 30, 2001 and 2000
                                ($ in thousands)
                                   (Unaudited)


                                                                                     ACCUMULATED
                                                                                       OTHER
                                                                         RETAINED      COMPRE-     COMPRE-              TOTAL
                                           COMMON          CAPITAL       EARNINGS      HENSIVE     HENSIVE          STOCKHOLDERS'
                                            STOCK          SURPLUS       DEFICIT)      (LOSS)      INCOME              EQUITY
                                            -----          -------       --------      ------      ------              ------

BALANCE, JANUARY 1, 2000                    $ 743          $ 6,683        $ (581)      $ (245)                        $ 6,600
 Comprehensive income:
  Net income                                                                 324                    $ 324                 324
  Net change in unrealized (losses)
   on available for sale securities,
   net of deferred taxes of $10                                                           (20)        (20)                (20)
                                                                                                    -----
 Total comprehensive income                                                                         $ 304
                                                                                                    =====
  Exercise of stock options                     1               16                                                         17
                                            -----          -------        ------       ------                         -------
BALANCE, JUNE 30, 2000                      $ 744          $ 6,699        $ (257)      $ (265)                        $ 6,921
                                            =====          =======        ======       ======                         =======




                                                                                     ACCUMULATED
                                                                                       OTHER
                                                                         RETAINED      COMPRE-     COMPRE-              TOTAL
                                           COMMON          CAPITAL       EARNINGS      HENSIVE     HENSIVE          STOCKHOLDERS'
                                            STOCK          SURPLUS       DEFICIT)      (LOSS)      INCOME              EQUITY
                                            -----          -------       --------      ------      ------              ------


BALANCE, JANUARY 1, 2001                    $ 959          $ 9,506        $  229       $   39                         $10,733
 Comprehensive income:
  Net income                                                                 466                    $ 466                 466
  Net change in unrealized gains
   on available for sale securities,
   net of deferred taxes of $11                                                            22          22                  22
                                                                                                    -----
 Total comprehensive income                                                                         $ 488
                                                                                                    =====
  Exercise of stock options                     1               16                                                         17
                                            -----          -------        ------       ------                         -------
BALANCE, JUNE 30, 2001                      $ 960          $ 9,522       $ 695         $   61                         $11,238
                                            =====          =======        ======       ======                         =======


See notes to interim consolidated financial statements.

                            JAMES MONROE BANCORP, INC.
                                  AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 ($ in thousands)


                                                                                                          (Unaudited)
                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                                  ----------------------------
                                                                                                    2001                2000
                                                                                                  --------            --------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                       $    466            $    324
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                                                        75                  65
   Provision for loan losses                                                                           158                 133
   Gain on sale of securities                                                                           (4)               --
   (Increase)/decrease in accrued interest receivable                                                  (31)               (136)
   Amortization of bond premium                                                                         14                   1
   Accretion of bond discount                                                                          (21)                 (7)
   (Increase)/decrease in other assets                                                                 (50)               (124)
   Increase/(decrease) in accrued interest and other liabilities                                       (50)                124
                                                                                                  --------            --------
      Net cash provided by operating activities                                                   $    557            $    380
                                                                                                  --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities available for sale                                                       $(13,758)           $ (2,018)
 Proceeds from calls and maturities of securities available for sale                                10,529                --
 Purchases of premises and equipment                                                                  (338)                (63)
 (Increase)/decrease in Federal funds sold and interest-bearing deposits                            (7,763)             (3,282)
 Net (increase) in loans                                                                           (13,441)            (11,909)
                                                                                                  --------            --------
      Net cash (used in) investing activities                                                     $(24,771)           $(17,272)
                                                                                                  --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, savings deposits
  and money market accounts                                                                       $ 26,961            $ 11,262
 Net increase in time deposits                                                                       1,458               8,463
 Proceeds from issuance of common stock                                                                 17                  17
                                                                                                  --------            --------
      Net cash provided by financing activities                                                   $ 28,436            $ 19,742
                                                                                                  --------            --------
      Increase (decrease)in cash and due from banks                                               $  4,222            $  2,850

CASH AND DUE FROM BANKS
 Beginning                                                                                           6,362               2,641
                                                                                                  --------            --------
 Ending                                                                                           $ 10,584            $  5,491
                                                                                                  ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
 Interest paid on deposits                                                                        $  1,489            $    768
                                                                                                  ========            ========
 Income taxes paid                                                                                $    351            $   --
                                                                                                  ========            ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
 unrealized gain (loss) on securities available for sale                                          $     33            $    (28)
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

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole subsidiary. James Monroe Bank commenced banking operations on June 8, 1998, and during the period ended June 30, 2001 operated the main office in Arlington, Virginia, one branch in Annandale, Virginia and one branch in Leesburg, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2000.

NOTE 2--

Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months and six-months ended June 30, 2001 and 2000.


                                                            Three-Months Ended                   Six-Months Ended
                                                                  June 30                              June 30
                                                        --------------------------          --------------------------
                                                           2001             2000              2001              2000
                                                        --------------------------          --------------------------

Net Income                                              $    232          $    212          $    466          $    324

Weighted average shares outsanding--basic                960,467           744,290           959,731           744,023
Common share equivalents for stock options                34,088            20,228            33,303            20,228
                                                        --------------------------          --------------------------
Weighted average shares outsanding--diluted              994,555           764,518           993,034           764,251
                                                        ==========================          ==========================

Earnings per share-basic                                $   0.24          $   0.28          $   0.49          $   0.44
                                                        ==========================          ==========================
Earnings per share-diluted                              $   0.23          $   0.28          $   0.47          $   0.42
                                                        ==========================          ==========================


NOTE 3--

Securities available-for-sale. Securities available-for-sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in shareholders' equity as a component of "accumulated other comprehensive (loss) income". Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available-for-sale at June 30, 2001, December 31, 2000, and June 30, 2000, are summarized in the tables that follow. The Company classifies all securities as available-for-sale.



                                                                        June 30, 2001
                                                -------------------------------------------------------------------
                                                                    Gross               Gross             Estimated
                                               Amortized          Unrealized          Unrealized            Market
($ in thousands)                                  Cost               Gains               Losses              Value
                                                --------           --------            --------            --------

U.S. Government and federal agency              $  7,107           $     41            $    (15)           $  7,133
Mortgage-backed securities                         6,033                113                  (5)              6,141
Corporate notes                                    9,708                 73                (115)              9,666
Other securities                                     373               --                  --                   373
                                                --------           --------            --------            --------
                                                $ 23,221           $    227            $   (135)           $ 23,313
                                                ========           ========            ========            ========

                                                                        Decmeber 31, 2001
                                                -------------------------------------------------------------------
                                                                    Gross               Gross             Estimated
                                               Amortized          Unrealized          Unrealized            Market
($ in thousands)                                  Cost               Gains               Losses              Value
                                                --------           --------            --------            --------

U.S. Government and federal agency              $ 12,155           $     29            $    (49)           $ 12,135
Mortgage-backed securities                         5,209                 50                  (3)              5,256
Corporate notes                                    2,243                 32                --                 2,275
Other securities                                     373               --                  --                   373
                                                --------           --------            --------            --------
                                                $ 19,980           $    111            $    (52)           $ 20,039
                                                ========           ========            ========            ========

                                                                        June 30, 2000
                                                -------------------------------------------------------------------
                                                                    Gross               Gross             Estimated
                                               Amortized          Unrealized          Unrealized            Market
($ in thousands)                                  Cost               Gains               Losses              Value
                                                --------           --------            --------            --------

U.S. Government and federal agency              $ 11,655           $   --              $   (350)           $ 11,305
Mortgage-backed securities                         2,444                  4                 (55)              2,393
Corporate notes                                    1,491                  5                  (4)              1,492
Other securities                                     345               --                  --                   345
                                                --------           --------            --------            --------
                                                $ 15,935           $      9            $   (409)           $ 15,535
                                                ========           ========            ========            ========



NOTE 4--

Loans. Major classifications of loans at June 30, 2001, December 31, 2000, and June 30, 2000 are summarized in the following table.



                                                    June 30,             December 31,             June 30,
($ in thousands)                                      2001                   2000                  2000
                                                    --------               --------               --------

Commercial loans                                    $ 25,206               $ 21,271               $ 18,792
Real estate-Commercial                                29,785                 20,783                 17,860
Real estate-1-4 family residential                     4,060                  4,165                  2,986
Home equity loans                                        950                    546                    470
Consumer loans                                         3,402                  3,256                  2,840
Overdrafts                                                68                     19                   --
                                                    --------               --------               --------
                                                      63,471                 50,040                 42,948
Less allowance for loan losses                          (748)                  (600)                  (496)
                                                    --------               --------               --------

Net Loans                                           $ 62,723               $ 49,440               $ 42,452
                                                    ========               ========               ========

Changes in the allowance for loan losses are summarized as follows:

                                                                         For the Year
                                                   Six-Months                Ended                Six-Months
                                                  Ended June 30,          December 31,          Ended June 30,
($ in thousands)                                      2001                   2000                   2000
                                                    --------               --------               --------

Balance at beginning of year                        $    600               $    363               $    363
Charge-offs:                                                                   --                      --
     Commercial                                            5
     Consumer                                              5
Recoveries                                              --                     --                     --
                                                    --------               --------               --------
     Net charge-offs                                      10                   --                     --
Provision for loan losses                                158                    237                    133
                                                    --------               --------               --------
Balance at end of period                            $    748               $    600               $    496
                                                    ========               ========               ========

The following table presents the amounts of nonperforming assets at the dates indicated.

                                                    June 30,             December 31,             June 30,
($ in thousands)                                      2001                   2000                  2000
                                                    --------               --------               --------

Nonaccrual loans                                        --                 $     39               $   --
Loans past-due 90-days or more                           266                   --                     --
Restructured loans                                      --                     --                     --
Other real estate owned                                 --                     --                     --
                                                    --------               --------               --------
     Total nonperforming assets                     $    266               $     39               $   --
                                                    ========               ========               ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

This Management's Discussion and Analysis reviews the financial condition and results of operations of James Monroe Bancorp, Inc. and its subsidiary as of and for the three and six-months ended June 30, 2001 and 2000. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein.

FORWARD-LOOKING STATEMENTS

This document contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policies, competitive factors, government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statement. The Company does not undertake to update any forward-looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

FINANCIAL OVERVIEW

As the Company completed its third year of operations, it has reached a number of milestones:

o    assets exceeded $118 million at June 30;
o    the Bank's second branch opened on April 16th, 2001;
o the initial cost to open the Bank and the initial operating losses were fully recovered by September 2000, resulting in the Company being on a fully taxable basis for federal income tax purposes beginning in September 2000, having fully utilized all initial net operating losses; and
o    pre-tax earnings have consistently improved on a quarter to quarter basis.

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of James Monroe Bancorp, Inc. and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2000.

BALANCE SHEET

Total assets increased to $118.1 million at June 30, 2001, an increase of $28.9 million from December 31, 2000, and an increase of $48.3 million from June 30, 2000. The increase in assets since December 31, 2000 resulted from the Company's emphasis on deposit generation as much as loan generation. During the six months ended June 30, 2001, deposits increased $28.4 million over December 31, 2000, with noninterest-bearing deposits increasing $16.7 million, and interest-bearing deposits increasing $11.7 million. With the growth in deposits, the Company was able to fund $13.3 million net increase in loans, added $3.3 million to the securities portfolio, and increased the Company's short-term liquidity (Federal funds sold and interest-bearing deposits) position by $7.8 million.

QUARTERLY RESULTS OF OPERATIONS



                                                                 2001                                      2000
                                                    ------------------------------    ----------------------------------------------
(in thousands except share data)                        SECOND          FIRST             FOURTH           THIRD           SECOND
                                                    -------------    -------------    -------------    -------------    ------------
RESULTS OF OPERATIONS:
Net interest income                                       1,084            1,007              953              825              801
Provision for loan and lease losses                          77               81               54               49               77
Other income                                                107               89               95               79               63
Noninterest expense                                         753              658              643              578              575
Income before taxes                                         361              357              351              277              212
Net income                                                  232              234              231              255              212

PER SHARE DATA:
Earnings per share, basic                           $      0.24      $      0.25      $      0.26      $      0.34      $      0.28
Earnings per share, diluted                         $      0.23      $      0.24      $      0.25      $      0.33      $      0.28
Weighted average shares
     outstanding-basic                                  960,467          958,994          884,189          744,290          744,290
                -diluted                                994,555          991,511          918,367          770,207          764,518

AT PERIOD END
Loans                                               $    63,471      $    58,806      $    50,040      $    45,222      $    42,948
Earning assets                                          106,490           92,481           82,022           63,178           63,302
Total Assets Lower case A                               118,104          100,714           89,230           78,109           69,788
Deposits                                                106,461           89,007           78,042           70,401           62,544
Shareholders' equity                                     11,238           11,119           10,733            7,284            6,921
Book value                                          $     11.70      $     11.58      $     11.19      $      9.79      $      9.30
Shares outstanding                                      960,467          960,467          958,767          744,290          744,290


PERFORMANCE RATIOS:
Return on average assets                                   0.90%            1.04%            1.10%            1.41%            1.36%
Return on average equity                                   8.21%            8.65%            9.63%           14.21%           12.51%
Net interest margin                                        4.54%            4.76%            4.77%            4.88%            5.54%
Efficiency Ratio  Lower case R                            63.22%           60.04%           61.35%           63.94%           66.55%

OTHER RATIOS:
Allowance for loan losses to total
     loans                                                 1.18%            1.16%            1.20%            1.21%            1.15%
Equity to assets                                           9.52%           11.04%           12.03%            9.33%            9.92%
Nonperforming assets to total
     assets                                                 0.2%             0.0%             0.0%             0.1%             0.0%
Net charge-offs to total loans                              0.0%             0.0%             0.0%             0.0%             0.0%
Risk-Adjusted Capital Ratios:
     Tier 1                                                14.0%            15.8%            18.5%            16.6%            15.8%
     Total                                                 14.9%            16.8%            19.6%            17.9%            16.8%
     Leverage Ratio                                        10.8%            12.0%            12.6%            10.4%            12.0%


Note: The Company was not required to record a tax provision until the third quarter of 2000, and has been fully taxable for all quarters thereafter. Readers should take this into account when reviewing the quarterly comparisons provided in the table and the other information in this report.


         For the quarter ended June 30, 2001, the Company earned $232,000, or $.23 per share on a diluted basis, compared with $212,000, or $.28 per share, for the comparable quarter of 2000. Annualized return on average assets was .90% for the three months ended June 30, 2001, compared with 1.36% for the same quarter in 2000, and the return on average equity was 8.25% for the quarter ended June 30, 2001, compared with 12.51% for the second quarter of 2000.

         For the six-month period ended June 30, 2001, the Company had net income of $466,000, or $.47 per share, compared to $324,000, or $.42 per share, for the comparable six-month period of 2000, both on a diluted basis. Annualized return on average assets was .97% for the six-months ended June 30, 2001, compared with 1.13% for the same period in 2000, and the return on average equity was 8.43% for the six-months ended June 30, 2001, compared with 9.68% for the same period of 2000.

         The Company's per share earnings and the returns on assets and equity for the for the three and six month periods ended June 30, 2001 are negatively impacted by the fact that the Company was in a taxable position in 2001, whereas it was not required to make a tax provision during the first six months of 2000. In addition, per share earnings and the ratios for the 2001 periods are further negatively impacted as a result of the sale and issuance of an an additional 214,477 shares of common stock in November 2000. As a result of these factors, the Company does not believe that direct comparisons of results of operations for the comparable periods in 2001 and 2001 are meaningful.

         The Company continues to focus on managing its net interest margin, especially during periods of changing interest rates. In the first half of 2001, the Federal Reserve reduced interest rates an unprecedented six times for an aggregate 275 basis point reduction in rates. These rate reductions had a direct impact on the rates earned on the Bank's outstanding floating or adjustable rate loans, as well as new loans, and on the rates earned on other investments. These dramatic reductions in a relatively short period resulted in a reduction in the net interest margin, which declined from 5.45% during the first six-months of 2000 to 4.64% for the same period of 2001. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of a such severe declining rate environment as reflected in Table 2. The impact on the Company's net interest income due to changes in rates amounted to a decline of $88,000 for the first six-months of 2001 compared with the first six-months of 2000. The Company believes this to be a very acceptable exposure given the severity of the changes in interest rates. Reference should be made to the comments in the interest rate sensitivity management section contained herein for a discussion on the Company's management of, and exposure to, changing interest rates.

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

         For the six-month period ended June 30, 2001, net interest income increased $634,000, or 44%, to $2.1 million from the $1.5 million during the same period in 2000, primarily as a result of increases in the volume of earning assets, partially offset by the effect of the decline in interest rates. Total average earning assets increased by $37.1 million, or 69%, from the six-months ended June 30, 2000 to the same period of 2001. The yield on earning assets decreased by 57 basis points reflecting the dramatic reduction in interest rates during the first half of 2001. Yields on federal funds and the securities portfolio decreased by 138 and 13 basis, respectively. Average loans outstanding grew by $21.8 million, or 60%, during the first half of 2001 compared to the same period in 2000, and the yield on such loans decreased by 33 basis points. The federal funds rate, which is the short-term liquidity yield, reflected the most sensitivity to declining rates, while loan yields and the securities yields declined, but not as significantly. This is due to the composition of the loan portfolio being comprised of variable, fixed, and adjustable rates, which are not all subject to immediate rate reductions. In the case of the securities portfolio, many agency bonds were called in the first half of 2001 but the Company was able to reinvest the proceeds of the called securities at attractive yields, which partially mitigated the call of higher yielding securities.

TABLE 1  AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                       Six Months Ended                  Six Months Ended
                                                        June 30, 2001                     June 30, 2000
   -----------------------------------------------------------------------------------------------------------------
                                                Average                 Yield/      Average                   Yield/
                                                Balance      Interest    Rate       Balance      Interest     Rate
   -----------------------------------------------------------------------------------------------------------------
   ASSETS
   Loans:
    Commercial                                  $23,715       $1,086     9.23%      $17,513      $  800       9.19%
    Commercial real estate                       25,112        1,134     9.11        15,410         703       9.17
    Consumer                                      9,561          418     8.82         3,663         215      11.80
                                                -----------------------------       ------------------------------
      Total Loans                                58,388        2,638     9.11        36,586       1,718       9.44
   Taxable securities                            20,702          657     6.40        14,423         468       6.53
   Federal funds sold and interest-bearing
   deposits                                      11,711          269     4.63         2,742          82       6.01
                                                -----------------------------       ------------------------------
             TOTAL EARNING ASSETS                90,801        3,564     7.92%       53,751       2,268       8.49%
   Less allowance for loan losses                  (669)                               (415)
   Cash and due from banks                        5,550                               3,241
   Premises and equipment, net                      805                                 723
   Other assets                                     725                                 543
                                                -------                             -------
                     TOTAL ASSETS               $97,212                             $57,843
                                                =======                             =======
   LIABILITIES AND
    STOCKHOLDERS' EQUITY
   Interest-bearing demand deposits             $ 4,838       $   49     2.04%      $ 3,403      $   36       2.13%
   Money market deposit accounts                 26,975          551     4.12        19,374         437       4.54
   Savings accounts                                 540            8     2.99           310           5       3.24
   Time deposits                                 28,391          865     6.14        12,204         333       5.49
                                                -----------------------------       ------------------------------

           TOTAL INTEREST-BEARING
                      LIABILITIES                60,744        1,473     4.89%       35,291         811       4.62%
                                                -----------------------------       ------------------------------

  Net Interest Income and Net Yield on
  Interest-Earning Assets                                     $2,091     4.64%                   $1,457       5.45%
                                                              ===============                    =================

  Noninterest-bearing demand
   deposits                                      24,788                              15,541
  Other liabilities                                 530                                 280
  Stockholders' equity                           11,150                               6,731
                                                -------                             -------

            TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY               $97,212                             $57,843
                                                =======                             =======

         Interest expense for the first six-months (discuss quarter also) of 2001 was $1,473,000 compared with $811,000 in interest expense for the first six-months of 2000. This increase is predominately a result of the growth in the volume of interest-bearing deposits of $25.5 million and the 27 basis point increase in the average cost of interest-bearing deposits. Although deposit rates in our market peaked during the middle of 2000, they have lagged in repricing and/or resetting downward to reflect declines in market interest rates. Most of the Company's interest-bearing time deposits have maturities of one year or less and therefore, when rates fall, these deposits will not immediately reprice at lower rates, becoming eligible for repricing at lower rates during the 12 months following a declining rate environment.

                  Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average assets and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income for the six-months ended June 30, 2001, as compared to the six-months ended June 30, 2000, is almost entirely due to the growth in the volume of earning assets and interest-bearing liabilities. While the decrease in interest rates has, to date, affected total interest income, and to a lesser extent, total interest expense, the increase in the volume of earning assets has been the driving force behind the increase in total interest income.

TABLE 2

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                             Six-months Ended June 30
                                                  2001 vs. 2000
                                        ----------------------------------
                                                          Due to Change
                                         Increase           in Average
                                            or          ------------------
($ in thousands)                        (Decrease)      Volume        Rate
                                        ----------------------------------
EARNING ASSETS:
Loans                                   $  920         $  979        $(59)
Taxable securities                         189            198          (9)
Federal funds sold and interest-
bearing deposits                           187            202         (15)
                                        ----------------------------------
  Total interest income                 $1,296          1,379         (83)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
  deposits                                  13             16          (3)
Money market deposit
  accounts                                 114            150         (36)
Savings deposits                             3              2           1
Time deposits                              532            489          43
                                        ----------------------------------
  Total interest expense                   662            657           5
                                        ----------------------------------

     Net Interest Income                $  634         $  722        $(88)
                                        ==================================

         For the second quarter of 2001, net interest income was $1.8 million compared to $1.2 million for the same quarter of 2000, which represents a $573,000 increase or 46%. For these comparable quarters, the yield on earning assets declined from 8.72% for the second quarter of 2000 to 7.63% in the second quarter of 2001 reflecting the significant decline in interest rates that has occurred in 2001. The overall yield on loans dropped 109 basis points, the securities portfolio declined 46 basis points and the yield on Federal funds and cash equivalents declined 217 basis points.

         Interest expense during these comparable quarters, second quarter 2001 versus second quarter 2000, increased $290,000 or 65%, from the $446,000 in interest expense to $736,000 in interest expense. The overall cost of interest-bearing liabilities increased 64 basis points from 4.02% in 2000 to 4.66% in 2001 primarily due to the $14.9 million increase in average time deposits from second quarter 2000 to second quarter 2001. With most of the deposit increase in interest-bearing deposits occurring in the time deposit products, the cost of interest-bearing liabilities increased.

         The resulting effect of the changes in interest rates between these comparable periods, and the changes in the mix of earning assets and interest-bearing liabilities resulted in a 5.54% net interest margin in 2001 versus a 4.54% net interest margin in 2000. The decline is attributable to the 109 basis point decline in the yield on earning assets coupled with the 64 basis increase in the cost of interest-bearing liabilities. However, the actual net interest income of $1.1 million for the second quarter of 2001 increased $283,000, or 35%, over the $801,000 of net interest income for the second quarter of 2000 as growth in the volume of earning assets and growth in the average balances of noninterest-bearning deposits, exceeded the negative impact of changes in interest rates.

         Reference should be made to the section on Liquidity and Interest Rate Sensitivity Management for discussions on the Company's procedures for managing the effect of changes in interest rates on the earnings of the Company.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon management's judgement as to the adequacy of the allowance to absorb future possible losses. The Company is a relatively young bank, and its asset quality to date has been high. The Company had one loan charged off which occurred in the second quarter of this year in the amount of $10,000. There have been no restructured loans or other real estate owned or foreclosed properties. At June 30, 2001, the Company had no loans on nonaccrual status and one loan, having a current principal balance of $266,000, or .4% of total loans and .2% percent of total assets, which is past-due over 90 days which is fully secured and in the process of collection and therefore is still on accrual status. There were no other loans which were performing but as to which information known to us caused management to have serious doubts as to the ability of the borrower to comply with the current loan repayment terms. In determining the adequacy of the allowance, the value and adequacy of the collateral is considered as well as the growth and composition of the portfolio and the loss experience of other banks in our peer group. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior management, external auditors, and regulatory examiners. While the methodology we use for establishing the allowance for loan losses is reevaluated on a regular basis, the Company's current policy is to maintain the allowance at approximately 1.20% of total loans. As reflected in Table 3 below, the allowance is allocated among the various categories of loans in rough proportion to the level of loans outstanding in such categories. Management considers the allowance to be adequate for the periods presented.

TABLE 3

         The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans. See Note 4 to the unaudited consolidated financial statements included in this report for additional information regarding the allowance for loan losses and nonperforming assets.


                                         June 30, 2001            December 31, 2000            June 30, 2000
                                       ------------------         ------------------         ------------------
                                                 Percent                    Percent                    Percent
                                                 Of Loans                   Of Loans                   Of Loans
                                                   In                         In                          In
($ in thousands)                       Amount    Category         Amount    Category         Amount    Category
                                       ------------------         ------------------         ------------------
Commercial                             $300           40%         $255           43%         $277           44%
Commercial real estate                  352           47%          250           42%          184           42%
Residential mortgage loans               45            6%           50            8%          --             7%
Home equity loans                         6            1%          --             1%          --             0%
Consumer loans                           45            6%           45            6%           35            7%
Overdrafts                              --             0%          --             0%          --             0%
                                       ------------------         ------------------         ------------------
                    End Of Period      $748          100%         $600          100%         $496          100%
                                       ==================         ==================         ==================


LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 2001, total loans were $63.5 million, a 27% increase from the $50.0 million of loans at December 31, 2000 and a 47% increase from $42.9 million of loans at June 30, 2000. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is confined to our market of Northern Virginia. The Company does not engage in highly leveraged transactions or foreign lending activities nor does the Company generally make large unsecured loans.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower, or group of related borrowers.

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

INVESTMENT SECURITIES

         The carrying value (fair value) of the Company's securities portfolio increased $3.2 million to $23.2 million at June 30, 2001 from $20.0 million at December 31, 2000. The Company currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. In general, our investment philosophy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five to six years or less in the case of fixed rate securities. In the case of mortgage-backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five to six years or less. Mortgage-backed securities with a maturity of ten years or more are generally adjustable rate securities. To the extent possible the Company attempts to "ladder" the maturities of such securities.

TABLE 4

         The following table provides information regarding the composition of our investment portfolio at book value at June 30, 2001.

MATURITY OF SECURITIES


                                                   Years to Maturity
----------------------------------------------------------------------------------------------------------
                                    Within            Over 1 Year        Over 5 Years          Over
      ($ in thousands)              1 Year          through 5 Years    through 10 Years       10 Years              Total
---------------------------------------------------------------------------------------------------------------------------------
                               Amount    Yield    Amount     Yield     Amount     Yield   Amount     Yield     Amount    Yield
---------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AVAILABLE-FOR-SALE:
U. S. Agency                    $ --       --    $ 3,105     6.45%    $ 4,002    6.01%   $   --       --      $ 7,107    6.20%
Mortgage-backed securities        --       --      3,011     6.62%      1,007    6.57%       791     6.84%      4,809    6.65%
Adjustable Rate Mortgage-
backed secuities                  --       --       --        --         --       --       1,224     6.21%      1,224    6.21%
Corporate bonds                   498     7.79%    3,900     6.49%      5,310    4.08%       --      0.00%      9,708    5.24%
Other securities                  --       --       --        --         --       --         373     6.29%        373    6.29%
                                -----            -------              -------             ------              -------
       Total Debt Securities
          Available-for-Sale    $ 498     7.79%  $10,016     6.52%    $10,319    5.07%    $2,388     6.43%    $23,221    5.89%
                                =====            =======              =======             ======              =======



         At June 30, 2001, the fair value of the available for sale securities exceeds the book value of the securities by $92,000 or .4% of the book value of the portfolio.

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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At June 30, 2001, our Basic Surplus ratios (net access to cash and secured borrowings) as a percentage of total assets were approximately 16%, compared to the present internal minimum guideline range of 10% to 12%.

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

         At June 30, 2001, the Company is asset sensitive in the short term and then becomes slightly liability sensitive. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50 bp up and 50 bp down increments. At June 30, 2001, the following 12-month impact on net interest income is estimated to range from a positive impact of 5.5% to a negative impact of 5.8% for the multiple scenarios, which remains within internal policy guidelines. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of June 30, 2001.

                  Static rates                                   -0-%
                  Most Likely rates                             -2.0%
                  Ramp Up 100bp-12 Mo.                          +2.8%
                  Ramp Up 200bp-12 Mo.                          +5.5%
                  Ramp Down 100 bp-12 Mo.                       -2.8%
                  Ramp Down 200bp-12 Mo.                        -5.8%
                  Rising rate scenario                          +5.3%
                  Declining rate scenario                       -3.8%

NONINTEREST INCOME AND EXPENSE

         Noninterest income consists primarily of services charges on deposit accounts and fees and other charges for banking services. Noninterest expense consists primarily of salary and benefit costs and occupancy and equipment expense.

         The following table shows the detail of noninterest income for the six-month periods ended June 30, 2001 and 2000.

TABLE 5



                                              Three-Months Ended June 30,             Six-Months Ended June 30,
                                              ---------------------------             -------------------------
($ in thousands)                              2001                   2000             2001                 2000
                                              ----                   ----             ----                 ----

Service charges on deposit accounts           $ 54                   $ 47             $102                 $ 95
Cash management fees                            27                      7               52                   14
Other fee income                                22                      9               38                   18
Gain on sale of securities                       4                    --                 4                  --
                                              ----                   ----             ----                 ----
        Other Noninterest Income              $107                   $ 63             $196                 $127
                                              ====                   ====             ====                 ====




         The increase in noninterest income for the three and six months ended June 30, 2001 as compared to the same periods in 2000, is the result of the continued growth of the Company and the expansion of products resulting in fee income, such as the increase in cash management fee income and service charges on deposit accounts. These increases are primarily due to the progressively increasing growth in the number and balances of deposit accounts. In addition, for the first six months of 2001, the Company averaged between $16 to $20 million in off-balance sheet customer sweep accounts for which a fee is earned, compared to $11.3 million in sweep accounts in 2000.

TABLE 6

         The categories of noninterest expense that exceed 1% of operating revenue are as follows:



                                         Three-Months Ended June 30,         Six-Months Ended June 30,
                                         ---------------------------         -------------------------
($ in thousands)                          2001                 2000           2001               2000
                                         ------               ------         ------             ------
Salaries and benefits                    $  352               $  301         $  686             $  592
Occupancy cost, net                          94                   64            170                131
Equipment expense                            46                   35             83                 78
Professional fees                            43                   23             66                 40
Data processing costs                        57                   47            128                 98
Postage and supplies                         28                   13             50                 30
Advertising and public relations             19                   13             36                 26
Cpiroer amd express services                 17                   12             33                 24
State franchise tax                          24                   20             48                 36
Other                                        73                   47            111                 72
                                         ------               ------         ------             ------
       Other Noninterest Expense         $  753               $  575         $1,411             $1,127
                                         ======               ======         ======             ======



         Noninterest expense increased $284,000 or 25% from $1.1 million to $1.4 million for the first six-months of 2001, as compared to the same period in 2000. The increase in salary and benefit expense of $94,000 is primarily the result of staff merit increases for 2001 and the additional staff for the second branch opened in April 2001.

         Occupancy cost increased $39,000 for the first half of 2001 compared with a year earlier due to annualized rent increases and the additional branch. Equipment costs increased $5,000 for the same comparative periods. With respect to the increases in data processing, postage and supplies, and courier and express services, the increase are due to the increase in the volume of accounts and business transactions processed in 2001 versus 2000. The increase in the state franchise tax is due to the increased capital of the Bank. The franchise tax is based on approximately 1% of capital with some adjustment. In the fourth quarter of 2000, Bancorp down-streamed $1 million of additional capital to the Bank. This injection, coupled with the retention of earnings, increases the franchise tax liability.

CAPITAL MANAGEMENT

         The Company has reported a steady improvement in earnings since the Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and culminated with $125,000 of earnings in 1999 and $810,000 of earnings for 2000. Earnings for the first six-months of 2001 were $466,000, bringing the Company's retained earnings to a positive $695,000. One of the Company's initial strategies was to restore the initial lost capital from the initial organization costs of $254,000 and the accumulated earnings loss of $452,000 for 1998. This has been accomplished. The capital management today is to continue to look at sources of capital and the timing of the availability of additional capital that will be necessary to support the future growth of the organization.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security

         On April 27, 2001, the annual meeting of shareholders of the Company was held for the purpose of electing twelve (12) directors to serve until the next annual meeting and until their successors are duly elected and qualified. The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.



------------------------------------------------------------------------------------------------
Name                                  For   Against/Withheld   Abstentions   Broker Non-votes
------------------------------------------------------------------------------------------------

Fred A. Burroughs,III               584,694      2,750              --               --
------------------------------------------------------------------------------------------------
Dr. Terry L. Collins                584,694      2,750              --               --
------------------------------------------------------------------------------------------------
Norman P. Horn                      584,694      2,750              --               --
------------------------------------------------------------------------------------------------
Dr. David C. Karlgaard              584,694      2,750              --               --
------------------------------------------------------------------------------------------------
Richard I. Linhart                  584,694      2,750              --               --
------------------------------------------------------------------------------------------------
Richard C. Litman                   584,694      2,750              --               --
------------------------------------------------------------------------------------------------
John R. Maxwell                     584,694      2,750              --               --
------------------------------------------------------------------------------------------------
Dr. Alvin E. Nashman                584,694      2,750              --               --
------------------------------------------------------------------------------------------------
Helen L. Newman                     584,694      2,750              --               --
------------------------------------------------------------------------------------------------
Thomas L. Patterson                 584,694      2,750              --               --
------------------------------------------------------------------------------------------------
David W. Pijor                      584,694      2,750              --               --
------------------------------------------------------------------------------------------------
Russell E. Sherman                  584,694      2,750              --               --
------------------------------------------------------------------------------------------------



Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits




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

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    July 30, 2001         BY: /s/John R. Maxwell
                               -------------------------------------------------
                               John R. Maxwell, President &
                               Chief Executive Officer


Date:    July 30, 2001         BY:  /s/ Richard I. Linhart
                                    --------------------------------------------
                               Richard I. Linhart, Executive Vice
                               President & Chief Operating and Financial Officer