Form 10QSB
period 2001-09-30
MONROE JAMES BANCORP INC
filed 2001-11-06
CIK 1114868

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the transition period from ____________________  to _______________________


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001.

             Common stock, $1 par value--960,467 shares outstanding

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                                       Page No.
Part I.           Financial Information

                  Item. 1. Financial Statements
                           Consolidated Balance Sheets at September 30, 2001,
                                December 31, 2000, September 30, 2000 .......................................3
                           Consolidated Income Statements for the three-months
                                 and nine-months ended September 30, 2001 and 2000 ..........................4
                           Consolidated Statements of Changes in Stockholders'
                                Equity for the nine-months ended September 30, 2001 and 2000 ................5
                           Consolidated Statements of Cash Flows for the nine-months
                                ended September 30, 2001 and 2000 ...........................................6
                           Notes to Interim Consolidated Financial Statements ...............................7

                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .............................................10

Part II.          Other Information

                  Item 1.  Legal ...........................................................................23

                  Item 2.  Changes in Securities and Use of Proceeds .......................................23

                  Item 3.  Defaults Upon Senior Securities .................................................23

                  Item 4.  Submission of Matters to a Vote of Security Holders .............................23

                  Item 5.  Other Information ...............................................................23

                  Item 6.  Exhibits ........................................................................23

                                               PART 1. FINANCIAL INFORMATION

Item. 1. FINANCIAL STATEMENTS

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except per share data)

                                                                       (Unaudited)           (Audited)          (Unaudited)
                                                                      SEPTEMBER 30,        DECEMBER 31,        SEPTEMBER 30,
                                                                           2001                2000                 2000
                                                                    -------------------  ------------------  -------------------
ASSETS
Cash and due from banks                                                      $   7,446            $  6,362             $  4,903
Interest-bearing deposits in banks                                               2,033               2,010                  - -
Federal funds sold                                                              16,639               9,933                7,844
Securities available-for-sale at fair value                                     26,394              20,039               19,112
Loans, net of allowance for loan losses of $851 in 2001,
     $600 at December 31, 2000, and $546 at September 30, 2000                  72,700              49,440               44,676
Bank premises and equipment, net                                                   895                 692                  698
Accrued interest receivable                                                        686                 567                  492
Other assets                                                                       102                 187                  384
                                                                    -------------------  ------------------  -------------------

                                                                             $ 126,895            $ 89,230             $ 78,109
                                                                    ===================  ==================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Noninterest-bearing deposits                                             $  39,865            $ 22,711             $ 20,429
    Interest-bearing deposits                                                   74,622              55,331               49,972
                                                                    -------------------  ------------------  -------------------
       Total deposits                                                          114,487              78,042               70,401

Accrued interest payable and other liabilities                                     530                 455                  424
                                                                    -------------------  ------------------  -------------------
       Total liabilities                                                       115,017              78,497               70,825


STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized 2,000,000 shares;
    issued and outstanding 960,467 at September 30, 2001, 958,767                  960                 959                  744
    at December 31, 2000, and 744,290 at September 30, 2000
Capital surplus                                                                  9,522               9,506                6,699
Retained earnings                                                                1,032                 229                   (2)
Accumulated other comprehensive income (loss)                                      364                  39                 (157)
                                                                    -------------------  ------------------  -------------------
       Total stockholders' equity                                               11,878              10,733                7,284
                                                                    -------------------  ------------------  -------------------
                                                                             $ 126,895            $ 89,230             $ 78,109
                                                                    ===================  ==================  ===================

See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                    ($ in thousands, except per share data)

                                                                      (Unaudited)                        (Unaudited)
                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             ---------------------------------   --------------------------------
                                                              SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2001              2000              2001             2000
                                                             ----------------   --------------   ---------------  ---------------
INTEREST INCOME:
  Loans, including fees                                              $ 1,441          $ 1,081           $ 4,079          $ 2,799
  Securities, taxable                                                    421              267             1,078              735
  Federal funds sold                                                      99               99               327              181
  Other interest income                                                   14               --                55               --
                                                             ----------------   --------------   ---------------  ---------------
    Total interest income                                              1,975            1,447             5,539            3,715
INTEREST EXPENSE:
   Deposits                                                              753              622             2,226            1,429
   Borrowed funds                                                         --               --                --                3
                                                             ----------------   --------------   ---------------  ---------------
    Total interest expense                                               753              622             2,226            1,432
                                                             ----------------   --------------   ---------------  ---------------
  Net interest income                                                  1,222              825             3,313            2,283
PROVISION FOR LOAN LOSSES                                                109               49               267              183
                                                             ----------------   --------------   ---------------  ---------------
  Net interest income after provision for loan losses                  1,113              776             3,046            2,100
NONINTEREST INCOME:
  Service charges and fees                                                77               49               179              145
  Other                                                                   52               28               142               59
  Gain on sale of securities                                              47                2                51                2
                                                             ----------------   --------------   ---------------  ---------------
    Total noninterest income                                             176               79               372              206
NONINTEREST EXPENSES:
  Salaries and wages                                                     332              252               925              768
  Employee benefits                                                       56               33               149              107
  Occupancy expenses                                                      97               66               267              197
  Equipment expenses                                                      49               38               132              116
    Other operating expenses                                             233              189               705              517
                                                             ----------------   --------------   ---------------  ---------------
                                                                         767              578             2,178            1,705
                                                             ----------------   --------------   ---------------  ---------------
    Income before income taxes                                           522              277             1,240              601
PROVISION FOR INCOME TAXES                                               185               22               437               22
                                                             ----------------   --------------   ---------------  ---------------

    Net income                                                        $  337           $  255            $  803           $  579
                                                             ================   ==============   ===============  ===============

EARNINGS PER SHARE-BASIC                                              $ 0.35           $ 0.34            $ 0.84           $ 0.78
                                                             ================   ==============   ===============  ===============
EARNINGS PER SHARE-DILUTED                                            $ 0.34           $ 0.33            $ 0.81           $ 0.76
                                                             ================   ==============   ===============  ===============

See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2001 and 2000
                                ($ in thousands)
                                   (Unaudited)

                                                                                   ACCUMULATED
                                                                                     OTHER
                                                                    RETAINED        COMPRE-           COMPRE-       TOTAL
                                             COMMON     CAPITAL     EARNINGS        HENSIVE           HENSIVE     STOCKHOLDERS'
                                             STOCK      SURPLUS     (DEFICIT)     (LOSS)/INCOME       INCOME        EQUITY
                                             ------     -------     ---------     -------------     -----------   -------------
BALANCE, JANUARY 1, 2000                     $ 743      $ 6,683     $  (581)       $ (245)                          $  6,600
  Comprehensive income:
    Net income                                                                        579            $    579            579
    Net change in unrealized gains
    on available for sale securities,
    net of deferred taxes of $45                                                      88                   88             88
                                                                                                     ---------
                                                                                                     $    667
  Total comprehensive income                                                                         =========

    Exercise of stock options                    1            16                                                          17
                                            -------      --------   --------       -------                          ---------
BALANCE, SEPTEMBER 30, 2000                 $ 744        $ 6,699    $    (2)       $ (157)                          $  7,284
                                            =======      ========   ========       =======                          =========


                                                                                   ACCUMULATED
                                                                                     OTHER
                                                                    RETAINED        COMPRE-           COMPRE-       TOTAL
                                             COMMON     CAPITAL     EARNINGS        HENSIVE           HENSIVE     STOCKHOLDERS'
                                             STOCK      SURPLUS     (DEFICIT)     (LOSS)/INCOME       INCOME        EQUITY
                                             ------     -------     ---------     -------------     -----------   -------------
BALANCE, JANUARY 1, 2001                     $ 959      $ 9,506     $   229        $   39                           $ 10,733
  Comprehensive income:
    Net income                                                          803                          $   803             803
    Net change in unrealized gains
    on available for sale securities,
    net of deferred taxes of $167                                                     325                325             325
                                                                                                     ---------
                                                                                                     $ 1,128
  Total comprehensive income                                                                         =========

    Exercise of stock options                    1           16                                                          17
                                            -------      --------   --------        -------                         ---------
BALANCE, SEPTEMBER 30, 2001                 $  960       $ 9,522    $ 1,032         $  364                          $ 11,878
                                            =======      ========   ========        =======                         =========


 See notes to interim consolidated financial statements.

                            JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in thousands)

                                                                                                 (Unaudited)
                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -----------------------------------------
                                                                                          2001                 2000
                                                                                   -------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                $     803            $      579
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
    Depreciation and amortization                                                                 118                    55
    Provision for loan losses                                                                     267                   183
    Gain on sale of securities                                                                    (51)                   (2)
    (Increase)/decrease in accrued interest receivable                                           (119)                 (146)
    Amortization of bond premium                                                                   28                    17
    Accretion of bond discount                                                                    (36)                   (2)
    (Increase)/decrease in other assets                                                           (82)                 (199)
    Increase/(decrease) in accrued interest and other liabilities                                  75                   225
                                                                                   -------------------  --------------------
      Net cash provided by operating activities                                             $   1,003             $     710
                                                                                   -------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                                $ (21,599)            $  (6,972)
  Proceeds from calls and maturities of securities available for sale                          15,775                 1,485
  Purchases of premises and equipment                                                            (321)                  (70)
  (Increase)/decrease in Federal funds sold and interest-bearing deposits                      (6,729)               (6,307)
  Net (increase) in loans                                                                     (23,511)              (14,183)
                                                                                   -------------------  --------------------
      Net cash (used in) investing activities                                               $ (36,385)            $ (26,047)
                                                                                   -------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, savings deposits
  and money market accounts                                                                 $  34,330             $  13,027
  Net increase in time deposits                                                                 2,115                14,555
  Proceeds from issuance of common stock                                                           17                    17
                                                                                   -------------------  --------------------
      Net cash provided by financing activities                                             $  36,462             $  27,599
                                                                                   -------------------  --------------------

      Increase (decrease)in cash and due from banks                                         $   1,080             $   2,262

CASH AND DUE FROM BANKS
  Beginning                                                                                     6,362                 2,641
                                                                                   -------------------  --------------------
  Ending                                                                                    $   7,442             $   4,903
                                                                                   ===================  ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
   Interest paid on deposits                                                                $   2,244             $   1,345
                                                                                   ===================  ====================
   Income taxes paid                                                                        $     436             $      --
                                                                                   ===================  ====================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   unrealized gain (loss) on securities available for sale                                  $     491             $     133
                                                                                   ===================  ====================

See notes to interim consolidated financial statements.

                    JAMES MONROE BANCORP, INC. AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--
Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole subsidiary. James Monroe Bank commenced banking operations on June 8, 1998. As of September 30, 2001 the Company operated the main office in Arlington, Virginia, one branch in Annandale, Virginia and one branch in Leesburg, Virginia, and is in the process of opening its third branch in Fairfax City, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2000.

NOTE 2--
Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months and nine-months ended September 30, 2001 and 2000.

                                                            THREE-MONTHS ENDED                NINE-MONTHS ENDED
                                                               SEPTEMBER 30                      SEPTEMBER 30
                                                      --------------------------------  -------------------------------
                                                           2001            2000              2001            2000
                                                      --------------------------------  -------------------------------
Net Income                                                     $  337          $  255            $  803         $  579

Weighted average shares outstanding--basic                    960,467         744,290           959,976        744,023
Common share equivalents for stock options                     34,144          25,917            33,583         22,414
                                                      --------------------------------  -------------------------------
Weighted average shares outstanding--diluted                  994,611         770,207           993,559        766,437
                                                      ================================  ===============================

Earnings per share-basic                                       $ 0.35          $ 0.34            $ 0.84         $ 0.78
                                                      ================================  ===============================
Earnings per share-diluted                                     $ 0.34          $ 0.33            $ 0.81         $ 0.76
                                                      ================================  ===============================

NOTE 3--
Securities available-for-sale. Securities available-for-sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in shareholders' equity as a component of "accumulated other comprehensive (loss) income". Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available-for-sale at September 30, 2001, December 31, 2000, and September 30, 2000, are summarized in the tables that follow. The Company classifies all securities as available-for-sale.

                                                                     September 30, 2001
                                            ----------------------------------------------------------------
                                                                 Gross           Gross          Estimated
                                              Amortized        Unrealized      Unrealized         Market
($ in thousands)                                 Cost            Gains           Losses           Value
                                            --------------   --------------  --------------   --------------
U.S. Government and federal agency               $  5,106            $ 132          $   -          $ 5,238
Mortgage-backed securities                          8,882              191              (4)           9,069
Corporate notes                                    11,485              256             (27)          11,714
Other securities                                      373                -               -              373
                                            --------------   --------------  --------------   --------------
                                                 $ 25,846            $ 579          $  (31)        $ 26,394
                                            ==============   ==============  ==============   ==============

                                                                     December 31, 2000
                                            ----------------------------------------------------------------
                                                                 Gross           Gross          Estimated
                                              Amortized        Unrealized      Unrealized         Market
($ in thousands)                                 Cost            Gains           Losses           Value
                                            --------------   --------------  --------------   --------------

U.S. Government and federal agency               $ 12,155            $  29          $  (49)        $ 12,135
Mortgage-backed securities                          5,209               50              (3)           5,256
Corporate notes                                     2,243               32               -            2,275
Other securities                                      373                -               -              373
                                            --------------   --------------  --------------   --------------
                                                 $ 19,980            $ 111          $  (52)        $ 20,039
                                            ==============   ==============  ==============   ==============

                                                                    September 30, 2000
                                            ----------------------------------------------------------------
                                                                 Gross           Gross          Estimated
                                              Amortized        Unrealized      Unrealized         Market
($ in thousands)                                 Cost            Gains           Losses           Value
                                            --------------   --------------  --------------   --------------

U.S. Government and federal agency               $ 11,655             $  -          $ (223)        $ 11,432
Mortgage-backed securities                          4,333                -             (29)           4,304
Corporate notes                                     3,017               14               -            3,031
Other securities                                      345                -               -              345
                                            --------------   --------------  --------------   --------------
                                                 $ 19,350             $ 14          $ (252)        $ 19,112
                                            ==============   ==============  ==============   ==============

NOTE 4--
Loans. Major classifications of loans at September 30, 2001, December 31, 2000, and September 30, 2000 are summarized in the following table.


                                                   September 30,       December 31,       September 30,
($ in thousands)                                        2001               2000               2000
                                                  -----------------  -----------------  ------------------
Commercial loans                                          $ 25,208           $ 21,271            $ 20,435
Real estate-Commercial                                      38,154             20,783              17,506
Real estate-1-4 family residential                           4,025              4,165               3,579
Home equity loans                                            1,152                546                 578
Consumer loans                                               4,905              3,256               3,073
Overdrafts                                                     107                 19                  51
                                                  -----------------  -----------------  ------------------
                                                            73,551             50,040              45,222
Less allowance for loan losses                                (851)              (600)               (546)
                                                  -----------------  -----------------  ------------------
Net Loans                                                 $ 72,700           $ 49,440            $ 44,676
                                                  =================  =================  ==================


Changes in the allowance for loan losses are summarized as follows:


($ in thousands)                                     Nine-Months          For the Year           Nine-Months
                                                        Ended                 Ended                 Emded
                                                    September 30,         December 31,           September 30,
                                                         2001                  2000                 2000
                                                  ----------------  ----------------------  ------------------
Balance at beginning of year                                 $ 600              $ 363               $ 363
Charge-offs:                                                                        -                   -
     Commercial                                                  5                  -                   -
     Consumer                                                   11                  -                   -
Recoveries                                                       -                  -                   -
                                                  -----------------  -----------------  ------------------
     Net charge-offs                                            16                  -                   -
Provision for loan losses                                      267                237                 183
                                                  -----------------  -----------------  ------------------
Balance at end of period                                     $ 851              $ 600               $ 546
                                                  =================  =================  ==================


The following table presents the amounts of nonperforming assets at the dates indicated.

                                                   September 30,       December 31,       September 30,
($ in thousands)                                        2001               2000               2000
                                                  -----------------  -----------------  ------------------
Nonaccrual loans                                             $   -               $ 39                $ 55
Loans past-due 90-days or more                                 266                  -                   -
Restructured loans                                               -                  -                   -
Other real estate owned                                          -                  -                   -
                                                  -----------------  -----------------  ------------------
     Total nonperforming assets                              $ 266               $ 39                $ 55
                                                  =================  =================  ==================

Note 5--
Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The

Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

         Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

         The standards generally are required to be implemented by the Bank in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

This Management's Discussion and Analysis reviews the financial condition and results of operations of James Monroe Bancorp, Inc. and its subsidiary as of and for the three and nine-months ended September 30, 2001 and 2000. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

This document contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policies, competitive factors, government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statement. The Company does not undertake to update any forward-looking statement to reflect occurrences or events, which may not have been anticipated as of the date of such statements.

FINANCIAL OVERVIEW

The Company completed its third year of operations in June 2001 and now enters its fourth year of operations. A number of accomplishments have been achieved such as:
     o   assets exceeded $126 million at September 30;
     o   the Bank's third branch is under development in Fairfax;
     o the initial cost to open the Bank and the initial operating losses were fully recovered by September 2000, resulting in the Company being on a fully taxable basis for federal income tax purposes beginning in September 2000, having fully utilized all initial net operating losses; and
     o pre-tax earnings have consistently improved on a quarter to quarter basis.
     o management of the bank focuses on managing the net interest margin so that in periods of changing interest rates, the negative impact on earnings is minimized. As such, while the prime interest rate has dropped 4% since January of this year, the Bank's net interest margin has declined less than 50 basis points since January.

BALANCE SHEET

Total assets increased to $126.9 million at September 30, 2001, an increase of $37.7 million from December 31, 2000, and an increase of $48.8 million from September 30, 2000. The increase in assets since December 31, 2000 resulted from the Company's emphasis on deposit generation as much as loan generation. During the nine- months ended September 30, 2001, deposits increased $36.4 million over December 31, 2000, with noninterest-bearing deposits increasing $17.2 million, and interest-bearing deposits increasing $19.3 million. With the growth in deposits, the Company was able to fund $23.5 million net increase in loans, added $5.9 million to the securities portfolio, and increased the Company's short-term liquidity (Federal funds sold and interest-bearing deposits) position by $6.7 million.

QUARTERLY RESULTS OF OPERATIONS


                                                                   2001                                  2000
                                                -------------------------------------------- -----------------------------
(in thousands except share data)                    THIRD         SECOND          FIRST         FOURTH          THIRD
                                                -------------- -------------- -------------- -------------- --------------
RESULTS OF OPERATIONS:
Net interest income                                     1,222          1,084          1,007            953            825
Provision for loan losses                                 109             77             81             54             49
Other income                                              176            107             89             95             79
Noninterest expense                                       767            753            658            643            578
Income before taxes                                       522            361            357            351            277
Net income                                                337            232            234            231            255

PER SHARE DATA:
Earnings per share, basic                            $   0.35       $   0.24       $   0.25       $   0.26       $   0.34
Earnings per share, diluted                          $   0.34       $   0.23       $   0.24       $   0.25         $ 0.33
Weighted average shares
     outstanding-basic                                960,467        960,467        958,994        884,189        744,290
                -diluted                              993,467        994,555        991,511        918,367        770,207

AT PERIOD END
Loans                                                $ 73,551       $ 63,471       $ 58,806       $ 50,040       $ 45,222
Earning assets                                        118,617        106,490         92,481         82,022         63,178
Total assets                                          126,895        118,104        100,714         89,230         78,109
Deposits                                              114,487        106,461         89,007         78,042         70,401
Stockholders' equity                                   11,878         11,238         11,119         10,733          7,284
Book value                                           $  12.37       $  11.70       $  11.58       $  11.19        $  9.79
Shares outstanding                                    960,467        960,467        960,467        958,767        744,290


PERFORMANCE RATIOS:
Return on average assets                                1.16%          0.90%          1.04%          1.10%          1.41%
Return on average equity                               11.51%          8.21%          8.65%          9.63%         14.21%
Net interest margin                                     4.50%          4.54%          4.76%          4.77%          4.89%
Efficiency ratio                                       54.86%         63.22%         60.04%         61.35%         63.94%

OTHER RATIOS:
Allowance for loan losses to total
     loans                                              1.16%          1.18%          1.16%          1.20%          1.21%
Equity to assets                                        9.36%          9.52%         11.04%         12.03%          9.33%
Nonperforming assets to total
     assets                                             0.21%          0.23%          0.01%          0.04%          0.07%
Net charge-offs to total loans                          0.01%          0.02%          0.00%          0.00%          0.00%
Risk-Adjusted Capital Ratios:
     Tier 1                                             12.9%          14.0%          15.8%          18.5%          16.6%
     Total                                              13.9%          14.9%          16.8%          19.6%          17.9%
     Leverage Ratio                                     11.2%          10.8%          12.0%          12.6%          10.4%

Note: The Company was not required to record a tax provision until the third quarter of 2000, and has been fully taxable for all quarters thereafter. Readers should take this into account when reviewing the quarterly comparisons provided in the table and the other information in this report.

         For the quarter ended September 30, 2001, the Company had net income of $337,000, or $.34 per share on a fully diluted basis, compared with $255,000, or $.33 per share, for the comparable quarter of 2000. Annualized return on average assets was 1.16% for the three-months ended September 30, 2001, compared with 1.41% for the same quarter in 2000, and the return on average equity was 11.51% for the quarter ended September 30, 2001, compared with 14.21% for the third quarter of 2000.
         For the nine-month period ended September 30, 2001, the Company had net income of $803,000, or $.81 per share, compared to $579,000, or $.76 per share, for the comparable nine-month period of 2000, both on a fully diluted basis. Annualized return on average assets was 1.04% for the nine-months ended September 30, 2001, compared with 1.24% for the same period in 2000, and the return on average equity was 9.50% for the nine-months ended September 30, 2001, compared with 11.28% for the same period of 2000.

         The Company's per share earnings and the returns on assets and equity for the for the three and nine-month periods ended September 30, 2001 are negatively impacted by the fact that the Company was in a taxable position in 2001, whereas it was not required to make a tax provision during the first eight months of 2000. In addition, per share earnings and the ratios for the 2001 periods are further negatively impacted as a result of the sale and issuance of an additional 214,477 shares of common stock in November 2000. As a result of these factors, the Company does not believe that direct comparisons of results of operations for the comparable periods in 2001 and 2000 are meaningful.

         The Company continues to focus on managing its net interest margin, especially during periods of changing interest rates. In the first nine months of 2001, the Federal Reserve reduced interest rates an unprecedented eight times for an aggregate 350 basis point reduction in rates thru September 30, 2001. These rate reductions had a direct impact on the rates earned on the Bank's outstanding floating or adjustable rate loans, as well as new loans, and on the rates earned on other investments. These dramatic reductions in a relatively short period resulted in a reduction in the net interest margin, which declined from 5.23% during the first nine-months of 2000 to 4.59% for the same period of 2001. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severe declining rate environment as reflected in Table 2. The impact on the Company's net interest income due to changes in rates amounted to a decline of $137,000 for the first nine-months of 2001 compared with the first nine-months of 2000. The Company believes this to be a very acceptable exposure given the severity of the changes in interest rates. Reference should be made to the comments in the interest rate sensitivity management section contained herein for a discussion on the Company's management of, and exposure to, changing interest rates.

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

         For the nine-month period ended September 30, 2001, net interest income increased $1.0 million, or 45%, to $3.3 million from the $2.3 million during the same period in 2000, primarily as a result of increases in the volume of earning assets, partially offset by the effect of the decline in interest rates. Total average earning assets increased by $38.2 million, or 66%, from the nine-months ended September 30, 2000 to the same period of 2001. The average yield on earning assets decreased by 84 basis points reflecting the dramatic reduction in interest rates during the first half of 2001. Yields on federal funds and the securities portfolio decreased by 207 and 11 basis points, respectively. Average loans outstanding grew by $22.3 million, or 57%, during the first nine-months of 2001 compared to the same period in 2000, and the yield on such loans decreased by 67 basis points. The federal funds rate, which is the short-term liquidity yield, reflected the most sensitivity to declining rates, while loan yields and the securities yields declined, but not as significantly. This is due to the composition of the loan portfolio being comprised of variable, fixed, and adjustable rates, which are not all subject to immediate rate reductions. In the case of the securities portfolio, many agency bonds were called in the first nine-months of 2001 but the Company was able to reinvest the proceeds of the called securities into new securities at similar yields, which partially mitigated the call of higher yielding securities.

TABLE 1
AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES



                                                      Nine Months Ended                        Nine Months Ended
                                                     September 30, 2001                       September 30, 2000
                                           ---------------------------------------   -------------------------------------
                                             Average                                   Average                    Yield/
                                             Balance      Interest     Yield/Rate      Balance      Interest       Rate
                                           -----------   ----------   ------------   -----------   ----------   ----------
ASSETS
Loans:
 Commercial                                 $ 24,605       $1,602          8.71%       $18,381       $1,305         9.48%
 Commercial real estate                       27,373        1,859          9.08         16,142        1,123         9.29
 Consumer                                      9,575          618          8.63          4,734          372        10.50
                                            --------       ------          ----        -------       ------        -----
   Total Loans                                61,553        4,079          8.86         39,257        2,800         9.53
Taxable securities                            22,667        1,078          6.36         15,147          734         6.47
Federal funds sold and interest-bearing
 deposits                                     12,279          382          4.16          3,878          181         6.23
                                            --------       ------          ----        -------       ------        -----
    TOTAL EARNING ASSETS                      96,499        5,539          7.67%        58,282        3,715         8.51%
Less allowance for loan losses                  (708)                                     (451)
Cash and due from banks                        5,941                                     3,440
Premises and equipment, net                      852                                       719
Other assets                                     696                                       617
                                            --------                                   -------
    TOTAL ASSETS                            $103,280                                   $62,607
                                            ========                                   =======
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing demand deposits            $  4,931       $   65          1.76%       $ 3,540       $   56         2.11%
Money market deposit accounts                 30,456          888          3.90         19,594          683         4.66
Savings accounts                                 602           12          2.67            322            7         2.90
Time deposits                                 28,450        1,261          5.93         15,428          683         5.91
Borrowed funds                                    --           --            --             60            3         6.68
                                            --------       ------          ----        -------       ------        -----
    TOTAL INTEREST-BEARING
      LIABILITIES                             64,439        2,226          4.62%        38,944        1,432         4.91%
                                            --------       ------          ----        -------       ------        -----
Net Interest Income and Net Yield on
 Interest-Earning Assets                                   $3,313          4.59%                     $2,283         5.23%
                                                           ======          ====                      ======        =====
Noninterest-bearing demand deposits           27,017                                    16,550
Other liabilities                                517                                       255
Stockholders' equity                          11,307                                     6,858
                                            --------                                    ------
    TOTAL LIABILITIES and
    STOCKHOLDERS' EQUITY                    $103,280                                   $62,607
                                            ========                                   =======

         Interest expense for the first nine-months of 2001 was $2.2 million compared with $1.4 million in interest expense for the first nine-months of 2000. This increase is predominately a result of the $25.5 million, or 65% growth in the volume of interest-bearing liabilities, partially offset by the 29 basis point decrease in the average cost of interest-bearing liabilities. Although deposit rates in our market peaked during the middle of 2000, the Company's interest expense for deposits has lagged in repricing and/or resetting downward to reflect declines in market interest rates. This lag is primarily the result of the Company's interest-bearing time deposits, most of which have maturities of one year or less and which will not immediately reprice at lower rates in a falling rate environment, but which become eligible for repricing at lower rates during the 12 months following a declining rate environment.

         Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average assets and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income for the nine-months ended

September 30, 2001, as compared to the nine-months ended September 30, 2000, is almost entirely due to the growth in the volume of earning assets and interest-bearing liabilities. While the decrease in interest rates has, to date, affected total interest income, and to a lesser extent, total interest expense, management has managed its exposure to changes in interest rates such that the negative effect of the declining rate environment resulted in a negative $137,000 to net interest income whereas the growth in earning assets and deposits resulted in an increase of $1.2 million to net interest income.

TABLE 2

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                                Nine-Months Ended September 30
                                                       2001 vs. 2000
                                            ------------------------------------

                                            Increase          Due to Change
                                               or              in Average
                                                          ----------------------
                                           (Decrease)     Volume         Rate
($ in thousands)                            ------------------------------------
EARNINGS ASSETS:
Loans                                        $ 1,279      $ 1,460       $ (181)
Taxable securities                               344          357          (13)
Federal funds sold and
interest-bearing deposits                        201          239          (38)
                                            ------------------------------------
  Total interest income                        1,824        2,056         (232)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
   deposits                                        9           18           (9)
Money market deposit
   accounts                                      205          292          (87)
Savings deposits                                   5                        (1)
Time deposits                                    578          576            2
Borrowed funds                                    (3)          (3)           -
                                            ------------------------------------
   Total interest expense                        794          889          (95)
                                            ------------------------------------
     Net Interest Income                     $ 1,030      $ 1,167       $ (137)
                                            ====================================

Third Quarter Rate/Volume Analysis. For the third quarter of 2001, net interest income was $1.2 million compared to $.8 million for the same quarter of 2000, which represents a $.4 million increase or 48%. For these comparable quarters, the yield on earning assets declined from 8.56% for the third quarter of 2000 to 7.27% in the third quarter of 2001 reflecting the significant decline in interest rates that has occurred in 2001. The overall yield on loans dropped 122 basis points, the securities portfolio declined 15 basis points and the yield on Federal funds and cash equivalents declined 305 basis points reflecting the general decline in interest rates from last year to this year.

         Interest expense during these comparable quarters, third quarter 2001 versus third quarter 2000, increased $132,000 or 21%, from $62,000 in interest expense to $753,000 in interest expense primarily due to the $25.7 million increase in average interest-bearing liabilities. The overall cost of interest-bearing liabilities decreased 120 basis points from 5.37% in 2000 to 4.17% in 2001.

         The resulting effect of the changes in interest rates between the quarters ended September 30, 2001 and 2000, and the changes in the volume and mix of earning assets and interest-bearing liabilities resulted in a 4.50% net interest margin in 2001 versus a 4.89% net interest margin in 2000. The decline is attributable to the 129 basis point decline in the yield on earning assets coupled with the 120 basis decrease in the cost of interest-bearing liabilities reflecting management's process of managing its interest rate risk. The actual net interest income of $1.2 million for the third quarter of 2001 increased $397,000, or 48%, over the $825,000 of net interest income for the third quarter of 2000 as growth in the volume of earning assets and growth in the average balances of noninterest-bearing deposits, substantially exceeded the modest negative impact of changes in interest rates.

         Reference should be made to the section on Liquidity and Interest Rate Sensitivity Management for discussions on the Company's procedures for managing the effect of changes in interest rates on the earnings of the Company.

TABLE 3


                                                     Three Months Ended                      Three Months Ended
                                                     September 30, 2001                      September 30, 2000
                                            -------------------------------------   -------------------------------------
                                              Average                    Yield/       Average                    Yield/
                                              Balance      Interest       Rate        Balance      Interest       Rate
                                            -----------   ----------   ----------   -----------   ----------   ----------
ASSETS
Loans:
 Commercial                                  $ 24,700       $  517     8.30%          $20,075       $  468         9.27%
 Commercial real estate                        33,481          724     8.58            17,611          457        10.32
 Consumer                                       9,597          200     8.27             6,853          156         9.06
                                             --------       ------     -----          -------       ------        -----
   Total Loans                                 67,778        1,441     8.43            44,539        1,081         9.66
Taxable securities                             26,532          421     6.30            16,580          267         6.41
Federal funds sold and cash equivalents        13,397          113     3.35             6,126           99         6.43
                                             --------       ------     -----          -------       ------        -----
                   TOTAL EARNING ASSETS       107,707        1,975     7.27%           67,245        1,447         8.56%
Less allowance for loan losses                   (784)                                   (521)
Cash and due from banks                         6,712                                   3,834
Premises and equipment, net                       942                                     710
Other assets                                      642                                     764
                                             --------                                 -------
                           TOTAL ASSETS      $115,219                                 $72,032
                                             ========                                 =======
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Interest-bearing demand deposits             $  5,114       $   16     1.24%            3,811       $   20         2.09%
Money market deposit accounts                  37,304          337     3.58            20,030          246         4.89
Savings accounts                                  725            5     2.74               345            3         3.46
Time deposits                                  28,566          395     5.49            21,807          353         6.44
                                             --------       ------     -----          --------      ------        -----
                 TOTAL INTEREST-BEARING
                            LIABILITIES        71,709          753     4.17%           45,993          622         5.38%
                                             --------       ------     -----          --------      ------        -----
Net Interest Income and Net Yield on
Interest-Earning Assets                                     $1,222     4.50%                        $  825         4.88%
                                                            ======     =====                        ======        =====
Noninterest-bearing demand deposits            31,493                                  18,545
Other liabilities                                 401                                     384
Stockholders' equity                           11,616                                   7,110
                                             --------                                 --------
                  TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY      $115,219                                 $72,032
                                             ========                                 ========


EFFECT OF VOLUME RATE CHANGES ON  NET INTEREST INCOME

                                             Three-months Ended September 30
                                                      2001 vs. 2000
                                            ------------------------------------

                                            Increase          Due to Change
                                               or              in Average
                                                          ----------------------
                                           (Decrease)     Volume         Rate
                                             -----------------------------------
EARNINGS ASSETS:
Loans                                        $   360       $  475        $ (115)
Taxable securities                               154          160            (6)
Federal funds sold                                14           23            (9)
                                            ------------------------------------
  Total interest income                          528          658          (130)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
   deposits                                       (4)           8           (12)
Money market deposit
   accounts                                       91          133           (42)
Savings deposits                                   2            4            (2)
Time deposits                                     42           82           (40)
                                            ------------------------------------
   Total interest expense                        131          227           (96)
                                            ------------------------------------
     Net Interest Income                     $   397       $  431        $  (34)
                                            ====================================

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon management's judgement as to the adequacy of the allowance to absorb probable inherent losses in the current portfolio. The Company is a relatively young bank with an asset quality that has been high to date. The Company has charged off only two small loans totaling $16,000. There have been no restructured loans or other real estate owned or foreclosed properties. At September 30, 2001, the Company had no loans on nonaccrual status and one commercial loan, having a current principal balance of $265,500, or .4% of total loans and .2% percent of total assets, which is past-due over 90 days as to principal but is fully secured and in the process of collection and therefore still on accrual status. The Company expects full recovery on this loan. There were no other loans which were performing but as to which information known to us caused management to have serious doubts as to the ability of the borrower to comply with the current loan repayment terms. In determining the adequacy of the allowance, the value and adequacy of the collateral is considered as well as the growth and composition of the portfolio and the loss experience of other banks in our peer group. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior management, external auditors, and regulatory examiners.

         While the methodology we use for establishing the allowance for loan losses is reevaluated on a regular basis, the Company's current policy is to maintain the allowance at approximately 1.15% to 1.20% of total loans. The Company continues to experience excellent loan growth, despite national and regional economic trends affecting larger institutions.. While, the local economy has shown signs of a cut back in certain sectors, the Company has not lent on speculative real estate development but rather owner-occupied development financing. Pending the development of a negative trend with respect to past due loans or charge off trends the Company continues to maintain a reserve it believes is adequate but not excessive.

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



                                    September 30, 2001         December 31, 2000         September 30, 2000
                                  ------------------------  ------------------------  -------------------------
                                                Percent                   Percent                   Percent
                                               Of Loans                  Of Loans                   Of Loans
                                                  In                        In                         In
($ in thousands)                    Amount     Category       Amount     Category       Amount      Category
                                  ------------------------  ------------------------  -------------------------
Commercial                              $ 295         35%         $ 255         43%         $ 250          45%
Commercial real estate                    447         52%           250         42%           200          39%
Residential mortgage loans                 43          5%            50          8%            61           8%
Home equity loans                           9          1%             -          1%             -           1%
Consumer loans                             57          7%            45          6%            35           7%
Overdrafts                                  -          0%             -          0%             -           0%
                                  ------------------------  ------------------------  -------------------------
                    End Of Period       $ 851        100%         $ 600        100%         $ 546         100%
                                  ========================  ========================  =========================


TABLE 5

         Table 5 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at September 30, 2001. Maturities are based on the earlier of contractual maturity or repricing date.


        ($ in thousands)                                          September 30, 2001
                                             -------------------------------------------------------------
                                                                After One
                                                                   Year
                                                One Year or      Through          After
                                                  Less          Five Years     Five Years       Total
                                             ----------------  -------------   -----------   -------------
        Commercial                         $          21,859 $        2,207  $        -0-  $       24,066
        Government guaranteed loans                      261          1,019            75           1,355
        Commercial real estate                        26,013         12,039            90          38,142

        Real estate mortgage                           2,462          1,631           -0-           4,093
        Home equity loans                              1,152            -0-           -0-           1,152
        Consumer                                       3,183          1,552             8           4,743
                                             ----------------  -------------   -----------   -------------
                          Total loans      $          54,930 $       18,448  $        173  $       73,551
                                             ================  =============   ===========   =============

        Fixed Rate                         $          13,227 $        8,277  $         83  $       21,587
        Variable Rate                                 41,703         10,171            90          51,964
                                             ----------------  -------------   -----------   -------------
                          Total loans      $          54,930 $       18,448  $        173  $       73,551
                                             ================  =============   ===========   =============

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 2001, total loans were $73.6 million, a 47% increase from the $50.0 million of loans at December 31, 2000 and a 63% increase from $45.2 million of loans at September 30, 2000. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is confined to our market of Northern Virginia. The Company does not engage in highly leveraged transactions or foreign lending activities nor does the Company generally make large unsecured loans.

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

INVESTMENT SECURITIES

         The carrying value (fair value) of the Company's securities portfolio increased $6.4 million to $26.4 million at September 30, 2001 from $20.0 million at December 31, 2000. The Company currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. In general, our investment philosophy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five to six years or less in the case of fixed rate securities. In the case of mortgage-backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five to six years or less. Mortgage-backed securities with a maturity of ten years or more are generally adjustable rate securities. To the extent possible the Company attempts to "ladder" the maturities of such securities.

TABLE 6

         The following table provides information regarding the composition of our investment portfolio at the dates indicated.

                                         At September 30, 2001         At September 30, 2000
                                      ----------------------------------------------------------
($ in thousands)                                       Percent of                  Percent of
                                          Balance        Total         Balance        Total
                                      --------------  -------------  ------------  -------------
INVESTMENTS AVAILABLE-FOR-SALE
(AT ESTIMATED MARKET VALUE):
U.S. Government Agency
     Obligations                      $       5,238          19.8%   $   11,432           59.8%
Mortgage-backed securities                    9,069          34.4         4,304           22.5
Corporate debt securities                    11,714          44.4         3,031           15.9
                                      --------------  -------------  ------------  -------------
                                      $      26,021          98.6    $   18,767           98.2
Other investments                               373           1.4           345            1.8
                                      --------------  -------------  ------------  -------------
                                Total $      26,394         100.0%   $   19,112          100.0%
                                      ==============  =============  ============  =============

         At September 30, 2001, the market value of the portfolio had appreciated by $.5 million, or 2.1%, to reflect the increase in the fair market value of the available for sale securities over the amortized cost of such securities.

TABLE 7

         The following table provides information regarding the maturity composition of our investment portfolio, at book value, at September 30, 2001.

MATURITY OF SECURITIES

                                                               Years to Maturity
-----------------------------------------------------------------------------------------------------------
                                      Within            Over 1 Year        Over 5 Years        Over
        (in thousands)               1 Year           through 5 Years    through 10 Years     10 Years              Total
---------------------------------------------------------------------------------------------------------------------------------
                                 Amount     Yield    Amount    Yield     Amount    Yield   Amount     Yield    Amount     Yield
---------------------------------------------------------------------------------------------------------------------------------
Investments Available-For-Sale:
U. S. Agency                        $   -       -    $  2,105   6.51%     $ 3,001   5.76%   $     -       -    $  5,106    6.07%
Mortgage-backed securities              -       -       3,628   6.86%           -      -      3,261    6.45%      6,889    6.67%
Adjustable Rate Mortgage-backed
securities                              -       -           -      -            -      -      1,992    6.07%      1,992    6.07%
Corporate bonds                       499    6.99%      4,430   6.30%       3,803   6.42%     2,753    7.35%     11,485    6.62%
Other securities                                                                                374    6.29%        374    6.29%
                               -----------         -----------        ------------        ----------         -----------
         Total Debt Securities
            Available-for-Sale      $ 499    6.99%   $ 10,163   6.55%     $ 6,804   6.13%   $ 8,380    6.65%   $ 25,846    6.48%
                               ===========         ===========        ============        ==========         ===========


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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At September 30, 2001, our Basic Surplus ratios (net access to cash and secured borrowings) as a percentage of total assets were approximately 16%, compared to the present internal minimum guideline range of 10% to 12%.

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

         At September 30, 2001, the Company is asset sensitive in the short term and then becomes slightly liability sensitive. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50 bp up and 50 bp down increments. At September 30, 2001, the following 12-month impact on net interest income is estimated to range from a positive impact of 5.5% to a negative impact of 5.8% for the multiple scenarios, which remains within internal policy guidelines. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of September 30, 2001. Clearly the Company is positioned to substantially improve earnings if and when rates rise. With respect to further reductions in rates, Most Likely scenario and the Ramp Down scenarios, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 200 basis point decline is realistic given the already extremely low interest rates. The Most Likely Scenario predicts that rates would decline another 50 basis points before beginning to increase around the middle of 2002. Thus management believes the exposure to further changes in interest rates would not have a material negative effect on the results of operations.

                  Static rates                         -0-%
                  Most Likely rates                    -2.7%
                  Ramp Up 100bp-12 Mo.                 +2.0%
                  Ramp Up 200bp-12 Mo.                 +3.8%
                  Ramp Down 100 bp-12 Mo.              -1.9%
                  Ramp Down 200bp-12 Mo.               -6.1%
                  Rising rate scenario                 +5.3%
                  Declining rate scenario              -5.0%

NONINTEREST INCOME AND EXPENSE

         Noninterest income consists primarily of services charges on deposit accounts and fees and other charges for banking services. Noninterest expense consists primarily of salary and benefit costs and occupancy and equipment expense.

         The following table shows the detail of noninterest income for the three and nine-month periods ended September 30, 2001 and 2000.

TABLE 8



                                   Three-Months Ended Sept. 30,         Nine-Months Ended Sept. 30,
                                 ----------------------------------  ----------------------------------
($ in thousands)                      2001               2000             2001               2000
                                 ----------------   ---------------  ----------------   ---------------
Service charges on deposit accounts        $  77              $ 49             $ 179             $ 145
Cash management fees                          29                13                81                27
Other fee income                              23                15                61                32
Gain on sale of securities                    47                 2                51                 2
                                 ----------------   ---------------  ----------------   ---------------
        Other Noninterest Income           $ 176              $ 79             $ 372             $ 206
                                 ================   ===============  ================   ===============


         The increase in noninterest income for the three and nine-months ended September 30, 2001 as compared to the same periods in 2000, is the result of the continued growth of the Company and the expansion of products resulting in fee income, such as the increase in cash management fee income and service charges on deposit accounts. These increases are primarily due to the progressively increasing growth in the number and balances of deposit accounts. In addition, for the first nine-months of 2001, the Company averaged between $20 to $25 million in off-balance sheet customer sweep accounts for which a fee is earned.

TABLE 9

         The categories of noninterest expense that exceed 1% of operating revenue are as follows:


                                    Three-Months Ended Sept. 30,        Nine-Months Ended Sept. 30,
                                 ----------------------------------  ----------------------------------
($ in thousands)                      2001               2000             2001               2000
                                 ----------------   ---------------  ----------------   ---------------
Salaries and benefits                      $ 388             $ 285           $ 1,074           $   875
Occupancy cost, net                           97                66               267               197
Equipment expense                             49                38               132               116
Professional fees                             40                20               132                60
Data processing costs                         67                61               194               159
Postage and supplies                          16                14                67                43
Advertising and public relations              23                11                59                37
Courier amd express services                  18                14                51                38
State franchise tax                           26                22                74                58
Other                                         43                47               128               122
                                 ----------------   ---------------  ----------------   ---------------
       Other Noninterest Expense           $ 767             $ 578           $ 2,178           $ 1,705
                                 ================   ===============  ================   ===============


         Noninterest expense increased $473,000 or 28% from $1.7 million to $2.2 million for the first nine-months of 2001, as compared to the same period in 2000. The increase in salary and benefit expense of $199,000 is primarily the result of staff merit increases for 2001 and the additional staff for the second branch opened in April 2001. In addition, two officers have been added in the lending area due to the volume of business.

         Occupancy cost increased $70,000 for the first nine-months of 2001 compared with a year earlier due to annualized rent increases, the additional branch in Leesburg, and the Company added an additional 1,700 square feet at the Main Office to accommodate the staff additions and for future growth. Equipment costs increased a modest $16,000 for the same comparative periods due to additional equipment required and software enhancements. Professional fees increased $72,000 for the comparative years for several reasons. One the Company began paying director fees in 2001. Second, regulatory assessments have increased as a direct result of the growth in size of the company. With respect to the increases in data processing, postage and supplies, and courier and express services, the increases are due to the increase in the volume of accounts and business transactions processed in 2001 versus 2000. The increase in the state franchise tax is due to the increased capital of the Bank and the downstream of $1 million in additional capital in the fourth quarter of 2000. The franchise tax is based on approximately 1% of capital with some adjustments.
 .

TABLE 10

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities.


                                                      Remaining Maturity
                                        3 Months     4  to 6      7 to 12      over 12
(Dollars in thousands)                   or Less      Months      Months       Months        Total
                                        ----------- ----------- ------------  ----------  ------------
Certificates of deposit less than     $      2,797 $     3,266 $      6,073  $    2,430  $     14,566
$100,000
Certificates of deposit of $100,000
or more                                      2,991       4,204        5,939         948        14,082
                                        ----------- ----------- ------------  ----------  ------------
                                      $      5,788 $     7,470 $     12,012  $    3,378  $     28,648
                                        =========== =========== ============  ==========  ============

CAPITAL MANAGEMENT

         The Company has reported a steady improvement in earnings since the Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and culminated with $125,000 of earnings in 1999 and $810,000 of earnings for 2000. Earnings for the first nine-months of 2001 were $803,000 on a fully taxable basis for the entire year 2001, bringing the Company's retained earnings to a positive $1.03 million. One of the Company's initial strategies was to restore the initial lost capital from the initial organization costs of $254,000 and the accumulated earnings loss of $452,000 for 1998.

This has been accomplished. The capital management today is to continue to look at sources of capital and the timing of the availability of additional capital that will be necessary to support the future growth of the organization.

Capital Requirement. A comparison of Bancorp's and its wholly-owned subsidiary bank (James Monroe Bank) regulatory capital at September 30, 2001, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 11


                                                           Minimum              Minimum To Be
                                         Actual           Guidelines         "Well Capitalized"
                                    -----------------  ------------------  -----------------------

Total Risk-Based Capital
     Company                             12.9%               8.0%                   N/A
     Bank                                10.7%               8.0%                  10.0%

Tier 1 Risk-Based Capital
     Company                             13.9%               4.0%                   N/A
     Bank                                11.6%               4.0%                   6.0%

Tier 1 Leverage Ratio
     Company                             11.2%               3.0%                   N/A
     Bank                                 8.4%               3.0%                   3.0%

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

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 2, 2001            BY: /s/ John R. Maxwell
                                         ---------------------------------------
                                              John R. Maxwell, President &
                                              Chief Executive Officer


Date:    November 2, 2001            BY: /s/ Richard I. Linhart
                                         -----------------------------------
                                              Richard I. Linhart, Executive Vice
                                              President & Chief Operating and
                                              Financial Officer