Form 10KSB
period 2001-12-31
MONROE JAMES BANCORP INC
filed 2002-02-14
CIK 1114868

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

  X   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
----- 1934

For the fiscal year ended December 31, 2001

      Transition report under Section 13 or 15(d) of the Securities Exchange Act ----- of 1934


For the transition period from                 to
                               ---------------    --------------

                        Commission file number: 000-32641

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $1.00 par value

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
    ------     -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              -----

The issuer's revenues for the fiscal year ended December 31, 2001 were approximately $ 8,102,000

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of January 30, 2002 was approximately $14,093,526.

As of January 31, 2002, the number of outstanding shares of the Common Stock, $1.00 par value, of James Monroe Bancorp, Inc. was 960,467.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         James Monroe Bancorp ("Bancorp") was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank (the "Bank"). Bancorp acquired all of the shares of the Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of the Bank was exchanged for one share of Bancorp common stock. The Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is Bancorp's sole subsidiary. The Bank commenced banking operations on June 8, 1998, and currently operates out of its main office and one branch office. The Bank seeks to provide a high level of personal service and a sophisticated menu of products to individuals and small to medium sized businesses. While the Bank offers a full range of services to a wide array of depositors and borrowers, it has chosen small to medium sized businesses, professionals and the individual retail customer as its primary target market. The Bank believes that as financial institutions grow and are merged with or acquired by larger institutions with headquarters that are far away from the local customer base, the local business and individual is further removed from the point of decision-making. The Bank attempts to place the customer contact and the ultimate decision on products and credits as close together as possible.

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

         When considering loan requests, the primary factors taken into consideration are the cash flow and financial condition of the borrower, the value of the underlying collateral, if applicable, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews, trade reviews, and visits to the borrower's place of business. We have implemented a comprehensive loan policy and procedures manual to provide our loan officers with term, collateral, loan-to-value and pricing guidelines. The policy manual and sound credit analysis, together with thorough review by the Asset-Liability Committee, have resulted in a profitable loan portfolio with minimal delinquencies or problem loans.

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

         At December 31, 2001, the Bank's statutory lending limit to any single borrower was $1.5 million, subject to certain exceptions provided under applicable law. As of December 31, 2001, the Bank's credit exposure to its largest borrower was $1,524,000.

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

         Commercial term loans are used to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 60 months. The Bank generally requires a first lien position on all collateral and guarantees from owners having at least a 20% interest in the involved business. Interest rates on commercial term loans is generally floating, adjust within 3 to 5 years, or fixed for a term not to exceed five years. Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral. Commercial loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and on personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required more frequently, depending on the degree to which lenders desire information resources for monitoring a borrower's financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by bank policy, would be a 75% advance on the lesser of appraisal or recent sales price on commercial property, 80% or less advance on eligible receivables, 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Key person life insurance is required as appropriate and as necessary to mitigate the risk loss of a primary owner or manager.

         The Bank attempts to further mitigate commercial term loan loss by using Federal and State loan guarantee programs such as offered by the United States Small Business Administration. The loan loss reserve of approximately 1.20% of the entire portfolio in this group has been established. Specific loan reserves will be used to increase overall reserves based on increased credit and/or collateral risks on an individual loan basis. At December 31, 2001, no specific reserves have been assigned or made for any specific credits. A risk rating system is used to proactively determine loss exposure and provide a measurement system for setting general and specific reserve allocations.

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

         The securities in which the Bank may invest are subject to regulation and are limited to securities which are considered investment grade securities. In addition, the Bank's internal investment policy restricts investments to the following categories: U.S. Treasury securities; obligations of U.S. government agencies; investment grade obligations of U.S. private corporations; mortgage-backed securities, including securities issued by Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation; or securities of states and political subdivisions.

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

         Bills have been introduced in each of the last three Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete against other banks. As a significant portion of our deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service.

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

EMPLOYEES

         As of December 31, 2001, the Bank had 24 full-time and 4 part-time employees. Bancorp has no employees who are not also employees of the Bank. Our employees are not represented by any collective bargaining unit, and we believe our employee relations are good. The Bank maintains a benefit program, which includes health and dental insurance, life, short-term and long-term disability insurance, and a 401(k) plan for substantially all employees.

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

         Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available for sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

         A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed-to by the federal regulators. In general, good cause is defined as capital, which has been raised and is imminently available for infusion into a bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

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

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums at a uniform rate of 0.23% of insured deposits. Certain studies by the FDIC and other agencies project that the BIF will fall below the required reserve ratio in 2002, which would likely result in the imposition of deposit premiums at the uniform rate in 2003, although there can be no assurance of this.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The executive offices of Bancorp and the Bank, and the main office of the Bank are located at 3033 Wilson Boulevard, Arlington, Virginia. Our offices occupy 7,170 square feet on the ground floor of a seven story office building, including approximately 1,800 square feet used for the banking lobby. We lease the property in which the main office is located under a lease expiring on December 31, 2007 at a current monthly rent of $16,150, subject to fixed annual increases of approximately 3% annually, plus an allocated portion of the building annual operating expenses. There are two five-year options to renew the lease. The Bank has two branch offices, located at 7023 Little River Turnpike, Annandale, Virginia and 606 S. King St., Leesburg, Virginia. The Annandale branch consists of 1,445 square feet in a professional office building. The property is occupied under a lease, terminating on September 30, 2004, at a current monthly rental of $2,450, subject to fixed annual increases of approximately 3% annually. There are options to renew the lease for two additional five-year terms. The Leesburg branch is consists of 1,774 square feet in an office complex. The current monthly rental is $3,250 subject to annual increases of approximately 3%. The lease expires on December 31, 2010. There are two five-year renewal options. In October 2001, the Company entered into a new lease of 3,420 square feet at 10509 Judicial Drive, Fairfax, Virginia. The current monthly rental is $7,695 subject to annual increases of approximately 3%. The lease expires on November 14, 2011. There is one five-year renewal option. The Company intends to open a branch at this site on or about February 15, 2002.

         Management believes the existing facilities are adequate to conduct Bancorp's business.

ITEM 3.  LEGAL PROCEEDINGS.

         Bancorp may be involved in routine legal proceedings in the ordinary course of its business. At December 31, 2001, there were no pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market for Common Stock and Dividends. Bancorp's common stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq SmallCap Market. Since January 19, 2001, the common stock has been traded in the over the counter "bulletin board" market (the "OTCBB") under the symbol "JMBI". Two market makers currently offer to make a market in the common stock. Trading in the common stock has been sporadic, and prior to January 19, 2001 consisted of private trades conducted without brokers. There may be other trades of which we are either not aware, or with respect to which we are not aware of the price. These trades and transactions do not necessarily reflect the intrinsic or market values of the common stock. As of December 31, 2001, there were 960,467 shares of common stock outstanding, held by approximately 496 shareholders of record.

         Set forth below is certain financial information relating to Bancorp's share price history for the each quarter since January 1, 2000. For 2001 and 2002, information provided represents high and low bid prices, which reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual trades. Information for 2000 reflects high and low sales prices for trades known to Bancorp, and do not necessarily reflect all trades which occurred.




                         2002                     2001                      2000
                 ---------------------    ----------------------    ----------------------
Period Ended       High        Low          High         Low          High         Low
                 ---------   ---------    ---------   ----------    ----------  ----------
March 31          $19.00      $17.00       $15.50      $14.50        $ 12.25     $ 10.00
June 30                                    $17.00      $12.00        $ 12.25     $ 11.44
September 30                               $17.00      $13.75        $ 14.50     $ 14.50
December 31                                $19.00      $14.00         None        None


         Dividends. Holders of the common stock are entitled to receive dividends as and when declared by the Board of Directors. Bancorp has not paid cash dividends since it became the holding company for the Bank, and prior to that time the Bank did not pay any cash dividends, each electing to retain earnings to support growth. We currently intend to continue the policy of retaining dividends to support growth for the immediate future. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds and capital, as well as applicable governmental policies and regulations. There can be no assurance that we will have earnings at a level sufficient to support the payment of dividends, or that we will in the future elect to pay dividends.

         Regulations of the Federal Reserve and Virginia law place a limit on the amount of dividends the Bank may pay without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. At December 31, 2001, $1,347,000 in dividends may be approved without prior approval. State and federal regulatory authorities also have authority to prohibit a bank from paying dividends if they deem payment to be an unsafe or unsound practice.

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

         Recent Sales of Unregistered Shares. During the past three years, Bancorp has not sold any securities without registration under the Securities Act of 1933, except for:

            o The initial issuance of shares of its common stock, par value $1.00 per share, as of July 1, 1999, in connection with the establishment of Bancorp as the one bank holding company for the Bank. Bancorp relied upon the exemption provided by Section 3(a)(12) of the Securities Act of 1933. In connection with that reorganization transaction, each share of outstanding common stock of the Bank was converted into one share of Bancorp common stock, and each shareholder retained the same percentage ownership interest in Bancorp as such shareholder had in the Bank. Each outstanding option to purchase shares of the Bank common stock was converted into an identical option to purchase shares of Bancorp. No shares of Bancorp common stock or other authorized class of securities were sold for cash, and no underwriter, broker or dealer was involved in connection with the reorganization and conversion of shares.
            o On each of February 10, 2000 and February 12, 2001, Director Dr. Alvin Nashman exercised options to purchase 1,700 shares of common stock at an exercise price of $10.00 per share. Bancorp relied on the exemption provided by Section 4(2) of the Securities Act of 1933.
            o On February 10, 1999, prior to the establishment of Bancorp as the holding company for the Bank, the Bank sold 5,000 shares of its common stock to an individual in connection with his joining the Board of Directors at a price of $10.00 per share. The Bank relied on the exemption for bank securities provided by Section 3(a)(2) of the Securities Act of 1933.

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

         As of January 31, 2002, $2 million of the proceeds of the offering have been contributed to the capital of the Bank for use in support of its lending and investment activities. The remaining proceeds of the offering have been retained by Bancorp and held in temporary interest-bearing money market investments pending contribution to the Bank or used for other general corporate purposes.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD-LOOKING STATEMENTS

         This document contains forward looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These forward looking statements are generally identified by phrases such as "Bancorp expects," "Bancorp believes," "Bancorp anticipates," "may," "should" or words of similar import. These statements are based upon current and anticipated economic conditions, nationally and in Bancorp's market, interest rates and interest rate policies, competitive factors, statements by suppliers of data processing equipment and services, government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statement. Bancorp does not undertake to update any forward-looking statement to reflect occurrences, or events, which may not have been anticipated as of the date of such statements.

FINANCIAL OVERVIEW

         The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of Bancorp and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2001.

BALANCE SHEET

         DECEMBER 2001 VS. DECEMBER 2000. Total assets increased by $37.4 million from December 31, 2000 to December 31, 2001, ending the period at $126.7 million. During this period Bancorp opened its third office, in Leesburg, Virginia. The increase in assets occurred as a result of a $36.2 million increase in deposits, with noninterest-bearing deposits increasing $12.3 million and interest-bearing deposits increasing $23.9 million. Stockholders' equity increased $1.3 million as a result of the $1.1 million of earnings for the year 2001 and $105 thousand increase in the unrealized gains on securities available for sale. With this growth in deposits and capital, Bancorp was able to fund a $36.1 million increase in loans, and added $2.1 million to the securities portfolio, and increased Bancorp's liquidity position (Federal funds sold and interest bearing deposits).

         DECEMBER 2000 VS. DECEMBER 1999. Total assets increased by $39.6 million from December 31, 1999 to December 31, 2000, ending the period at $89.2 million. The increase in assets occurred as a result of a $35 million increase in deposits, with noninterest-bearing deposits increasing $9.5 million and interest-bearing deposits increasing $25.7 million. In addition, stockholders' equity increased $4.1 million, primarily a result of the $3.1 million of new capital raised and the $810 thousand of earnings for the year 2000. With this growth in deposits and capital, Bancorp was able to fund $19 million increase in loans, added $6.5 million to the securities portfolio, and increased Bancorp's short-term liquidity position by $8.4 million. The Company opened its first branch on December 23, 1999.

RESULTS OF OPERATIONS





                                                         YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
($ IN THOUSANDS EXCEPT SHARE DATA)                  2001             2000            1999
                                               ---------------  --------------- ---------------
BALANCE SHEET HIGHLIGHTS:
Total assets                                    $   126,658      $   89,230      $   49,618
Total loans                                          86,139          50,040          31,039
Total liabilities                                   114,691          78,497          43,018
Total stockholders' equity                           11,967          10,733           6,600
-----------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Total interest income                           $     7,548      $    5,413      $    2,845
Total interest expense                                2,918           2,177             921
Net interest income                                   4,630           3,236           1,924
Provision for loan losses                               450             237             231
Other income                                            554             302             159
Noninterest expense                                   3,033           2,348           1,727
Income before taxes                                   1,701             953             125
Net income                                            1,112             810             125
-----------------------------------------------------------------------------------------------
PER SHARE DATA:
Earnings per share, basic                       $      1.16      $     1.04      $     0.17
Earnings per share, diluted                     $      1.12      $     1.01      $     0.17
Weighted average shares
     outstanding--basic                             960,099         779,256         742,028

Weighted average shares
     outstanding--diluted                           995,420         804,394         750,952
Book value (at period-end)                      $     12.46      $    11.19      $     8.87

Shares outstanding                                  960,467         958,767         744,290
-----------------------------------------------------------------------------------------------
PERFORMANCE RATIOS:
Return on average assets                               1.02%           1.19%           0.32%
Return on average equity                               9.65%          10.75%           1.89%
Net interest margin                                    4.56%           5.09%           5.25%
Efficiency Ratio                                       58.5%           66.4%           82.9%
-----------------------------------------------------------------------------------------------
OTHER RATIOS:
Allowance for loan losses to total loans               1.20%           1.20%           1.17%
Equity to assets                                       9.45%          12.03%          13.30%
Nonperforming loans to total loans                     0.31%           0.08%           0.00%
Net charge-offs to average loans                       0.03%           0.00%           0.00%
Risk-Adjusted Capital Ratios:
     Tier 1                                            11.9%           18.5%           20.3%
     Total                                             13.0%           19.6%           21.4%
     Leverage Ratio                                     9.5%           12.6%           14.0%





COMPARISON OF 2001 OPERATING RESULTS TO 2000 OPERATING RESULTS

         For the year ended December 31, 2001, Bancorp earned $1.1 million , or $1.16 per basic share and $1.12 per diluted share, compared with $810 thousand, or $1.04 per basic share and $1.01 per diluted share, for the year ended December 31, 2000. Return on average assets of 1.02% and return on average equity of 9.65% for the year ended December 31, 2001 compared to a 1.19% return on average assets and a 10.75% return on average equity for the year ended December 31, 2000.

         Bancorp's per share earnings and the returns on assets and equity for the for the year ended December 31, 2001 are negatively impacted by the fact that it was in a taxable position in 2001, whereas it was not required to make a tax provision during the first eight months of 2000. In addition, per share earnings and the ratios for 2001 are further negatively impacted as a result of the sale and issuance of an additional 214,477 shares of common stock in November 2000. As a result of these factors, the Company does not believe that direct comparisons of results of operations for the comparable periods in 2001 and 2000 are meaningful.

         During 2001, Bancorp continued to focus on managing its net interest margin, especially in light of the rapidly changing interest rate environment, and the level of operating expenses. In 2001, the Federal Reserve reduced interest rates 11 times, for a total reduction of 475 basis points, an unprecedented reduction both in terms of the number of, and amount of, rate changes in a 12-month period. These rate reductions had a direct impact on the rates earned on the Bank's outstanding floating or adjustable rate loans, as well as new loans, and on the rates earned on other investments. These dramatic reductions in a relatively short period resulted in a reduction in the net interest margin, which declined from 5.09% during the 2000 to 4.56% during 2001. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severe declining rate environment. Although Bancorp continued to grow in asset size since its inception in 1998, and added its second branch, its third office, in 2001, it was able to continue to improve on its operating efficiency. Bancorp's Efficiency Ratio dropped from 66.4% in 2000 down to 58.5% in 2001.

NET INTEREST INCOME

            Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of revenue and earnings. Unlike the larger regional or mega-banks who have significant sources of fee income, community banks, such as the Bank, rely primarily on net interest income from traditional banking activities as the primary revenue source. Table 1 presents average balance sheets and a net interest income analysis for the years ended December 31, 2001 and December 31, 2000. Bancorp did not have any tax-exempt income during any of the periods presented in table 1.

         For the year ended December 31, 2001, net interest income increased $1.4 million, or 43.1%, to $4.6 million from the $3.2 million for the year ended December 31, 2000, primarily as a result of the increase in the volume of interest earning assets, partially offset by the effect of declining interest rates. Total average earning assets increased by $37.8 million, or 59.4%, from 2000 to 2001. The yield on earning assets decreased by 107 basis points from 2000, reflecting the dramatic reductions in interest rates in 2001. Yields on federal funds and the securities portfolio decreased by 281 and 22 basis points, respectively. Average loans outstanding grew by $24.4 million, or 58.8%, during 2001 compared to 2000, and the yield on such loans decreased by 102 basis points. The federal funds rate, which is the short-term liquidity yield, reflected the most sensitivity to declining rates, while loan yields and the securities yields declined, but not as significantly. This is due to the composition of the loan portfolio being comprised of variable, fixed, and adjustable rates, which are not all subject to immediate rate reductions. In the case of the securities portfolio, many agency bonds were called in 2001, but Bancorp was able to reinvest the proceeds of the called securities into new securities at similar yields, which partially mitigated the call of higher yielding securities.

         Interest expense for 2001 was $2.9 million compared with $2.2 million in interest expense for 2000. This increase is predominately a result of the $24.7 million, or 58.2% growth in the volume of interest-bearing liabilities, partially offset by the 78 basis point decrease in the average cost of interest-bearing liabilities. Although deposit rates in our market peaked during the middle of 2000, the Company's interest expense for deposits lagged in repricing and/or resetting downward to reflect declines in market interest rates. This lag is primarily the result of the Company's interest-bearing time deposits, most of which have maturities of one year or less and which will not immediately reprice at lower rates in a falling rate environment, but which become eligible for repricing at lower rates during the 12 months following a declining rate environment. Repricing of these liabilities accelerated in the fourth quarter of quarter of 2001 and is expected to continue in early 2002.

COMPARISON OF AVERAGE BALANCES, INTEREST AND YIELDS

         The following table provides certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest-earning assets and interest expense of interest-bearing liabilities for the periods indicated and the average yields earned and rates paid for 2001 and 2000. These yields and costs are derived by dividing income or expense by the average daily balance of the related assets or liabilities for the periods presented. Yields on loans and securities have not been calculated on a tax equivalent basis. Non-accrual loans have been included in the average balances of loans receivable.


TABLE 1
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
2001 COMPARED TO 2000
($ IN THOUSANDS)

TABLE 1
Consolidated Average Balances, Yields and Rates
2001 compared to 2000
($ in thousands)

                                                           YEAR ENDED                              YEAR ENDED
                                                       DECEMBER 31, 2001                        DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                               AVERAGE                    YIELD/        AVERAGE                    YIELD/
                                               BALANCE       INTEREST      RATE         BALANCE       INTEREST      RATE
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
     Commercial                                $ 25,521      $ 2,110       8.27%        $ 19,224      $ 1,749       9.10%
     Commercial real estate                      30,401        2,689       8.84           16,729        1,670       9.98
     Consumer                                    10,009          844       8.43            5,567          558      10.02
                                               --------      -------      -----         --------      -------      -----
          Total Loans                            65,931        5,643       8.56           41,520        3,977       9.58
Taxable securities (1)                           23,218        1,464       6.31           16,338        1,067       6.53
Federal funds sold and cash equivalents          12,282          441       3.60            5,759          369       6.41
                                               --------      -------      -----         --------      -------      -----
                      TOTAL EARNING ASSETS      101,431        7,548       7.44%          63,617        5,413       8.51%
Less allowance for loan losses                    (756)                                     (481)
Cash and due from banks                           6,167                                    3,678
Premises and equipment, net                         871                                      712
Other assets                                        822                                      680
                                               --------                                 --------
                              TOTAL ASSETS     $108,535                                  $68,206
                                               ========                                 ========

LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest-bearing demand deposits               $  4,851      $    78       1.61%        $  3,667      $    77       2.10%
Money market deposit accounts                    33,516        1,203       3.59           20,826          986       4.73
Savings accounts                                    687           17       2.47              337           10       2.97
Time deposits                                    28,646        1,620       5.66           17,908        1,101       6.15
Borrowed funds                                       --           --         --               45            3       6.67
                                               --------      -------      -----         --------      -------      -----
     TOTAL INTEREST-BEARING
          LIABILITIES                            67,700        2,918       4.31%          42,783        2,177       5.09%
                                               --------      -------      -----         --------      -------      -----

Net Interest Income and Net Yield on
Interest-Earning Assets                                      $ 4,630       4.56%                      $ 3,236       5.09%
                                                             =======      =====                       =======      =====

Noninterest-bearing demand deposits              28,786                                   17,570
Other liabilities                                   527                                      319
Stockholders' equity                             11,522                                    7,534
                                               --------                                 --------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $108,535                                 $ 68,206
                                               ========                                 ========


(1) Yields on securities available for sale have been calculated on the basis of historical cost, and do not give effect to changes in fair value of those securities, which are reflected as a component of stockholder's equity.

         Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates between 2001 and 2000. As the table shows, the increase in net interest income in 2001 as compared to 2000 is entirely due to the growth in the volume of earning assets and interest-bearing liabilities. While the decrease in interest rates has, to date, affected total interest income, and to a lesser extent, total interest expense, management has managed its exposure to changes in interest rates such that the negative effect of the declining rate environment resulted in a $226 thousand reduction of net interest income, whereas the growth in earning assets and deposits resulted in an increase of $1.6 million to net interest income.

TABLE 2
              EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME



                                                               DECEMBER 31
                                                             2001 VS. 2000
                                               --------------------------------------------
                                                                        DUE TO CHANGE
                                                  INCREASE               IN AVERAGE:
                                                    OR           --------------------------
                                                 (DECREASE)          VOLUME        RATE
                                               --------------------------------------------
              EARNING ASSETS:
              Loans                                 $   1,666     $    2,034    $    (368)
              Taxable securities                          397            432          (35)
              Federal funds sold                           72            117          (45)
                                               --------------------------------------------
                   Total interest income                2,135          2,583         (448)

              INTEREST-BEARING LIABILITIES:
              Interest-bearing demand
                   deposits                                 1             (0)           1
              Money market deposit
                   accounts                               217            359         (142)
              Savings deposits                              7              8           (1)
              Time deposits                               519            599          (80)
              Borrowed funds                               (3)            (1)          (2)
                                               --------------------------------------------
                   Total interest expense                 741            965         (224)
                                               --------------------------------------------

                        Net Interest Income         $   1,394     $    1,618    $    (224)
                                               ============================================



COMPARISON OF 2000 OPERATING RESULTS TO 1999 OPERATING RESULTS

         For the year ended December 31, 2000, Bancorp earned $810 thousand, or $1.04 per basic share and $1.01 per diluted share, compared with $125 thousand, or $0.17 per basic share and $0.17 per diluted share, for the year ended December 31, 1999. With respect to performance ratios, 2000 earnings resulted in a return on average assets of 1.19% and a return on average equity of 10.75% compared to a 0.32% return on average assets and a 1.89% return on average equity for 1999. In comparing 1999 and 2000 earnings, the reader should note that Bancorp made no provision for federal income taxes in 1999 because earnings were offset by net operating loss carryforwards from 1998, whereas in 2000, net operating loss carryforwards were fully utilized by August 2000 and Bancorp became fully taxable thereafter.

         During 2000, Bancorp continued to focus on managing a strong net interest margin (5.09% for 2000 versus 5.25% 1999), maintaining strong asset quality, and balancing cost control with the need to incur costs to support the rapid growth experienced.


NET INTEREST INCOME

         Table 3 presents average balance sheets and a net interest income analysis for the year ended December 31, 2000, compared with the year ended December 31, 1999. Bancorp did not have any tax-exempt income during any of the periods presented in Table 3.

         For the year ended December 31, 2000, net interest income increased $1.3 million, or 68.1%, to $3.2 million as compared to the $1.9 million for the year ended December 31, 1999, primarily as a result of the increase in the volume of interest earning assets. Total average earning assets increased by $26.9 million, or 73.6%, from 1999 to 2000, and the yield on earning assets increased by 75 basis points as a result of four increases in the prime rate. Between June 1999 and December 2000, the Federal Reserve raised rates on six occasions, for an aggregate increase of 175 basis points. During this period of rising rates, Bancorp managed the rates earned on earning assets and the rates paid on interest-bearing deposits to maintain a balance between being able to generate loans and deposits and to also maintain a relatively steady net interest margin. From 1999 to 2000, average loans outstanding grew by $19.3 million, or 87.0% and the yield on such loans increased by 54 basis points. Also contributing to the increase in earning assets on a period- to-period basis was the increase in taxable securities, which increased $6.2 million and federal funds sold and cash equivalent increased $1.5 million. The yield on these earning assets also increased 42 basis points and 137 basis points, respectively. The growth in the liquidity from 1999 to 2000, represented by the growth in taxable securities and Federal funds sold and cash equivalents, is attributable to the $27.7 million growth in average deposits, net of the $19.8 million growth in average loans outstanding.

         The following table provides certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest-earning assets and interest expense of interest-bearing liabilities for the periods indicated and the average yields earned and rates paid for 2000 and 1999. These yields and costs are derived by dividing income or expense by the average daily balance of the related assets or liabilities for the periods presented. Yields on loans and securities have not been calculated on a tax equivalent basis. Non-accrual loans have been included in the average balances of loans receivable.

TABLE 3
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
2000 COMPARED TO 1999
($ IN THOUSANDS)

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
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
     Commercial                                $    19,224    $   1,749     9.10%        $   10,012    $     865        8.64%
     Commercial real estate                         16,729        1,670     9.98              8,672          850        9.80
     Consumer                                        5,567          558    10.02              3,517          293        8.33
                                            --------------------------------------   ----------------------------------------
          Total Loans                               41,520        3,977     9.58             22,201        2,008        9.04
Taxable securities (1)                              16,338        1,067     6.53             10,176          622        6.11
Federal funds and cash equivalents                   5,759          369     6.41              4,268          215        5.04
                                            --------------------------------------   ----------------------------------------
                       TOTAL EARNING ASSETS          63,617       5,413     8.51%            36,645        2,845        7.76%

Less allowance for loan losses                         (481)                                   (242)
Cash and due from banks                               3,678                                   2,261
Premises and equipment, net                             712                                     508
Other assets                                            680                                     353
                                            ---------------                          ---------------
                               TOTAL ASSETS    $    68,206                              $    39,525
                                            ===============                          ===============

LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest-bearing demand deposits               $     3,667    $      77     2.10%       $     2,739    $      41       1.50%
Money market deposit accounts                       20,826          986     4.73             13,615          556        4.08
Savings accounts                                       337           10     2.97                255            7        2.75
Time deposits                                       17,908        1,101     6.15              6,329          317        5.01
Borrowed funds                                          45            3     6.67                 --           --          --
                                            --------------------------------------   ----------------------------------------
     TOTAL INTEREST-BEARING
          LIABILITIES                               42,783        2,177     5.09%            22,938          921        4.02%
                                            --------------------------------------   ----------------------------------------

Net Interest Income and Net Yield on
Interest-Earning Assets                                       $   3,236     5.09%                      $   1,924       5.25%
                                                           =======================                  =========================

Noninterest-bearing demand deposits                 17,570                                    9,760
Other liabilities                                      319                                      160
Stockholders' equity                                 7,534                                    6,660
                                            ---------------                          ---------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $    68,206                              $    39,518
                                            ===============                          ===============

(1) Yields on securities available for sale have been calculated on the basis of historical cost, and do not give effect to changes in fair value of those securities, which are reflected as a component of stockholder's equity.

         Table 4 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates between 2000 and 1999. As the table shows, the increase in net interest income is almost entirely due to the growth in the volume of earning assets and interest-bearing liabilities for the comparative periods despite the fact that interest rates changed six times for an aggregate increase of 175 basis points from June 1999 to December 31, 2000. Despite these increases and the increasing competition from other financial institutions for both loans and deposits within the market served by Bancorp, Bancorp maintained a relatively consistent and strong net interest margin in excess of 5% during 2000 and 1999.

TABLE 4
           EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME


                                                   YEAR ENDED DECEMBER 31,
                                                      2000 VS. 1999
                                           -------------------------------------
                                                             DUE TO CHANGE
                                             INCREASE        IN AVERAGE:
                                               OR       ------------------------
($ IN THOUSANDS)                            (DECREASE)     VOLUME       RATE
                                           -------------------------------------
EARNING ASSETS:
Loans                                         $   1,969    $   1,844   $    125
Taxable securities                                  445          368         77
Federal funds sold                                  154           87         67
                                           -------------------------------------
     Total interest income                        2,568        2,299        269

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
     deposits                                        36           16         20
Money market deposit
     accounts                                       430          331         99
Savings deposits                                      3            2          1
Time deposits                                       784          697         87
Borrowed funds                                        3            3         --
                                           -------------------------------------
     Total interest expense                       1,256        1,049        207
                                           -------------------------------------

          Net Interest Income                 $   1,312    $   1,250   $     62
                                           =====================================



PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon management's judgment of the adequacy of the allowance for loan losses to absorb probable inherent losses in the current loan portfolio. During 2001, Bancorp experienced its first loan losses since the Bank opened in 1998, as four small loans totaling approximately $20 thousand were charged-off. At December 31, 2001, the Company had no impaired loans or loans on nonaccrual status, and one nonperforming loan in the amount of $266 thousand that is fully-secured and in the process of collection and which is current as to interest on the loan. The Company has one other loan, in the amount of $250 thousand, secured by business assets with no readily determinable market value, that is current as to its terms but which the Company has serious concerns as to the ability of the borrower to be able to comply with the current loan repayment terms in the future. At December 31, 2000 and 1999, the Company had no impaired loans and $39,000 and $0, respectively, of loans on nonaccrual status. There were no restructured loans, other real estate owned or foreclosed real estate at December 31, 2001, 2000 or 1999.

         In determining the adequacy of the allowance, the value and adequacy of the collateral is considered as well as the growth and composition of the portfolio, as well as the loss experience of other banks in our peer group. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior management, external auditors, and regulatory examiners.

         While the methodology we use for establishing the allowance for loan losses is reevaluated on at least a quarterly basis, Bancorp's current policy is to maintain the allowance at approximately 1.20% of total loans. Bancorp continues to experience excellent loan growth, despite national and regional economic trends affecting larger institutions. While, the local economy has shown signs of a cut back in certain sectors, Bancorp has not lent on speculative real estate development but rather owner-occupied development financing. Pending the development of a negative trend with respect to past due loans or charge off trends, Bancorp continues to maintain a reserve it believes is adequate but not excessive.

         As reflected in Table 6 below, the allowance is allocated among the various categories of loans in rough proportion to the level of loans outstanding in such categories. Management considers the allowance to be adequate for the periods presented. For additional information on the allowance for loan losses, nonperforming assets and Bancorp's policies for placing shares on nonaccrual status, please refer to the Notes to the consolidated financial statements for the year ended December 31, 2001.

TABLE 5

         THE FOLLOWING TABLE PRESENTS THE ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999.


                                                          DECEMBER 31,
                                     -------------------------------------------------------
($ in thousands)                            2001               2000              1999
                                     -------------------  ----------------  ----------------
Balance, January 1                           $      600         $     363         $     132
Provision for loan losses                           450               237               231
Loan charge-offs:
     Commercial                                      (5)               --                --
     Consumer                                       (15)               --                --
                                     -------------------  ----------------  ----------------
       Total charge-offs                            (20)
                                     -------------------  ----------------  ----------------
Loan recoveries                                      --                --                --
                                     -------------------  ----------------  ----------------
     Net charge-offs                                (20)               --                --
                                     -------------------  ----------------  ----------------
Balance, December 31                        $     1,030         $     600         $     363
                                     ===================  ================  ================



TABLE 6

         The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.




                                                                          DECEMBER 31,
                                            ------------------------------------------------------------------------
                                                    2001                     2000                      1999
                                            ------------------------------------------------------------------------
($ in thousands)                             AMOUNT    PERCENT(1)     AMOUNT    PERCENT(1)      AMOUNT    PERCENT(1)
                                            ---------------------    ---------------------      --------------------
Commercial loans                            $   360      34.9%       $ 25,500      42.5%        $  200       50.9%
Comercial real estate loans                     530      51.3             250      41.5            120       31.8
Real estate 1-4 family residental loans          40       3.9              50       8.4             10        3.2
Home equity loans                                20       1.8              --       1.1             --        0.5
Consumer loans                                   80       8.1              45       6.5             33       13.6
                                            ---------------------    ---------------------      --------------------
Balance End of Period                       $ 1,030     100.0%       $ 25,845     100.0%        $  363      100.0%
                                            =====================    =====================      ====================


     (1) Represents percentage of loans in category to gross loans.

LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At December 31, 2001, total loans were $86.1 million, a 72% increase from the $50.0 million in loans outstanding at December 31, 2000. Total loans at December 31, 2000 represented a 61.2% increase from the $31.0 million of loans at December 31, 1999. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Virtually all of Bancorp's loans are commercial real estate mortgage or development loans, relating to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. While the region has experienced some decline in economic activity during 2001, the local real estate market remains generally strong, and Bancorp attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect owner occupied or managed properties

         Bancorp's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loans. As reflected in Table 7, approximately one-third of Bancorp loans are fixed rate loans. Ninety-six percent of Bancorp's loans have a maturity or reprice in five-years or less.

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 13.9% of the loan portfolio at December 31, 2001, as compared to 16% at December 31, 2000 and 17.3% at December 31, 1999.

TABLE 7

         Table 7 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 2001. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.


                                                          DECEMBER 31, 2001
                                       ----------------------------------------------------------
                                                           AFTER ONE
                                             WITHIN      YEAR THROUGH    AFTER FIVE
($ in thousands)                            ONE YEAR      FIVE YEARS       YEARS         TOTAL
                                       ----------------------------------------------------------
Commercial loans                           $  22,083      $    4,573     $  3,140     $   29,796
Commercial real estate loans                  27,398          16,241          706         44,345
Real estate 1-4 family residential             1,602           1,761           --          3,363
Home equity loans                              1,554              --           --          1,554
Consumer loans                                 5,930           1,151           --          7,081
                                       ----------------------------------------------------------
                                           $  58,567      $   23,726     $  3,846     $   86,139
                                       ==========================================================



                                                        AFTER ONE YEAR
                                             ONE YEAR    THROUGH FIVE     AFTER FIVE
                                             OR LESS         YEARS          YEARS        TOTAL
                                       ----------------------------------------------------------
Fixed Rate                                 $  16,620     $    11,087      $   706     $   28,413
Variable/Adjustable Rate                      41,947          12,639        3,140         57,726
                                       ----------------------------------------------------------

                    Total                  $  58,567     $    23,726      $ 3,846     $   86,139
                                       ==========================================================

         At December 31, 2001, the aggregate amount of loans due after one year which have fixed rates was approximately $11.8 million, and the amount with variable or adjustable rates was approximately $15.8 million.

TABLE 8

         The following table presents the composition of the loan portfolio by type of loan at the dates indicated.



                                             DECEMBER 31,          DECEMBER 31,         DECEMBER 31,
($ in thousands)                                 2001                  2000                 1999
                                           ------------------    -----------------    ------------------
Commercial loans                                 $    30,023          $    21,271           $    15,812
Real estate-Commercial                                44,192               20,783                 9,849
Real estate-1-4 family residential                     3,363                4,165                 1,003
Home equity loans                                      1,554                  546                   158
Consumer loans                                         7,007                3,275                 4,217
                                           ------------------    -----------------    ------------------
                                                      86,139               50,040                31,039
Less allowance for loan losses                        (1,030)                (600)                 (363)
                                           ------------------    -----------------    ------------------
Net Loans                                        $    85,109          $    49,440           $    30,676
                                           ==================    =================    ==================


INVESTMENT SECURITIES

         The carrying value (fair value) of Bancorp's securities portfolio increased $2.1 million to $22.1 million at December 31, 2001 from $20.0 million at December 31, 2000. From December 31, 2000 to December 31, 2001, the adjustment to record the securities at approximate fair market value improved by $159 thousand from a mark-to-market appreciation of $59 thousand at the end of 2000 to a mark-to-market appreciation of $218 thousand at the end of 2001. The carrying value (fair value) of Bancorp's securities portfolio increased $6.5 million to $20.0 million at December 31, 2000 from $13.5 million at December 31, 1999. From December 31, 1999 to December 31, 2000, the adjustment to record the securities at approximate fair market value improved by $431 thousand from a mark-to-market loss of $372 thousand at the end of 1999 to a mark-to-market appreciation of $59 thousand at the end of 2000.

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

         The following table presents the amount and maturities of the investment securities in our portfolio at December 31, 2001.

TABLE 9

MATURITY OF SECURITIES AT DECEMBER 31, 2001

                                                                        YEARS TO MATURITY
-------------------------------------------------------------------------------------------------------------------------------
                                      WITHIN           OVER 1 YEAR            OVER 5            OVER
(in thousands)                        1 YEAR         THROUGH 5 YEARS     THROUGH 10 YEARS       10 YEARS              TOTAL
-------------------------------------------------------------------------------------------------------------------------------
                                   AMOUNT   YIELD    AMOUNT     YIELD    AMOUNT     YIELD   AMOUNT    YIELD    AMOUNT     YIELD
-------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AVAILABLE-FOR-SALE:
U.S. Agency                        $   --      --    $ 3,115    6.28%    $ 1,000    6.01%   $   --       --    $ 4,115     6.21%
Mortgage-backed securities             --      --      2,667    6.68%         --      --     3,029     6.29%     5,696     6.47%
Adjustable Rate Mortgage-backed
securities                             --      --         --      --          --      --     1,699     6.06%     1,699     6.06%
Corporate bonds                       500    6.99%     2,906    5.99%      3,799    6.42%    2,752     7.55%     9,957     6.63%
Other securities                                                                               434     5.37%       434     5.37%
                                 --------            -------             -------            ------             -------
           Total Debt Securities
              Available-for-Sale   $  500    6.99%   $ 8,688    6.31%    $ 4,799    6.33%   $7,914     6.63%   $21,901     6.44%
                                 =========           =======             =======            ======             =======

Amounts shown are at amortized cost.





         For additional information regarding the investment portfolio, see Note 2 to the consolidated financial statements for the year ended December 31, 2001.

         At December 31, 2001, there were no issuers, other than issuers who are US government agencies, whose securities owned by Bancorp had an aggregate book value of more than 10% of total stockholder's equity of Bancorp.

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

         The Basic Surplus approach enables us to adequately manage liquidity from both a tactical and contingency perspectives. At December 31, 2001, our Basic Surplus ratios (net access to cash and secured borrowings as a percentage of total assets was approximately 5% compared to the present internal minimum guideline range of 5% to 10%.

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

         One tool that we utilize in managing our interest rate risk is the matched funding matrix depicted in. The matrix arrays repricing opportunities along a time line for both assets and liabilities. The longest term, most fixed rate sources are presented in the upper left hand corner while the shorter term, most variable rate items, are at the lower left. Similarly, uses of funds, assets, are arranged across the top moving from left to right.

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

         At December 31, 2001 we were modestly liability sensitive in the short term and then become asset sensitive out beyond one year. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors. These products may not reprice consistent with assets such as variable rate commercial loans or other loans that immediately reprice as the prime rate changes. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes.

         Thus, Bancorp manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50 bp up and 50 bp down increments. At December 31, 2001, the following 12-month impact on net interest income is estimated to range from a positive impact of 2% if rates rise to a negative impact of 5% if rates continue to decline for the multiple scenarios. In the next 12-month period the range of impact on net interest income is estimated to be from a positive impact of 4% to a negative impact of 5%. Bancorp believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure Bancorp is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on Bancorp's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of December 31, 2001. Clearly Bancorp is positioned to substantially improve earnings if and when rates rise. With respect to further reductions in rates, Most Likely scenario and the Ramp Down scenarios, Bancorp would experience further negative implications on margins and earnings; however, Bancorp does not believe that a 200 basis point decline is realistic given the already extremely low interest rates. The Most Likely Scenario predicts that rates would decline another 50 basis points before beginning to increase around the middle of 2002. Thus management believes the exposure to further changes in interest rates would not have a material negative effect on the results of operations.

                Static rates                                    -0-%
                Most Likely rates                             (1.7)%
                Ramp Up 100bp-12 Months                        1.8 %
                Ramp Up 200bp-12 Months                        3.6 %
                Ramp Down 100 bp-12 Months                    (2.0)%
                Ramp Down 200bp-12 Months                     (4.0)%
                Rising rate scenario                          (0.7)%
                Declining rate scenario                       (5.0)%

TABLE 10


                                                      Match Funding Matrix
                                                        James Monroe Bank
                                                          Dec. 31, 2001

-----------------------------------------------------------------------------------------------------------------------------------
                            60+      37-60      25-36      13-24      10-12       7-9       4-6       1-3
                 Assets    Months    Months     Months     Months     Months     Months    Months    Months     O/N       Total
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities
 & Equity                  22,427    9,254       10,384    12,087      7,348      6,704     7,318     15,386   33,717    124,625
-----------------------------------------------------------------------------------------------------------------------------------

  60+
 Months         45,386     22,427    9,254       10,384     3,321                                                         45,386

-----------------------------------------------------------------------------------------------------------------------------------

 37-60
 Months          1,468                                      1,468                        ASSET SENSITIVE                   1,468

-----------------------------------------------------------------------------------------------------------------------------------

 25-36
 Months            312                                        312                                                            312

-----------------------------------------------------------------------------------------------------------------------------------

 13-24
 Months          1,574                                      1,574                                                          1,574

-----------------------------------------------------------------------------------------------------------------------------------

 10-12
 Months          5,852                                      5,412        440                                               5,852

-----------------------------------------------------------------------------------------------------------------------------------

  7-9
 Months          6,309                                                 6,309                                               6,309

-----------------------------------------------------------------------------------------------------------------------------------

  4-6
 Months          6,056               LIABILITY SENSITIVE                 599      5,457                                    6,056

-----------------------------------------------------------------------------------------------------------------------------------

  1-3
 Months          8,001                                                            1,247     6,754                          8,001

-----------------------------------------------------------------------------------------------------------------------------------

  O/N           49,667                                                                        564     15,386   33,717     49,667

-----------------------------------------------------------------------------------------------------------------------------------

 Total         124,625     22,427    9,254       10,384     12,087     7,348      6,704     7,318     15,386   33,717    124,625

-----------------------------------------------------------------------------------------------------------------------------------





NONINTEREST INCOME AND EXPENSE

         Noninterest income consists primarily of services charges on deposit accounts and fees and other charges for banking services. Noninterest expense consists primarily of salary and benefit costs and occupancy and equipment expense. To date, Bancorp has not been required to pay any premiums for deposit insurance. To the extent that deposit premiums may become required, Bancorp's results of operations will be adversely affected.

         Table 11 provides information regarding Bancorp's noninterest income for the periods indicated.

TABLE 11




                                                                    DECEMBER 31,
                                                   -------------------------------------------------
($ in thousands)                                        2001             2000             1999
                                                   ---------------  ---------------  ---------------
Service charges on deposit accounts                      $    263         $    190        $     111
Cash management fee income                                    113               48               19
Gain on sale of securities                                    107               17               --
Other fee income                                               71               47               29
                                                   ---------------  ---------------  ---------------
                          Total Noninterest Income       $    554         $    302        $     159
                                                   ===============  ===============  ===============



         The increases in noninterest income for the each period shown is the result of the continued growth of the Company and the expansion of products resulting in fee income, such as the increase in cash management fee income and service charges on deposit accounts. These increases are primarily due to the progressively increasing growth in the number and balances of deposit accounts. In addition, in 2001, Bancorp earned cash management fees relating to off-balance sheet customer sweep accounts which had average balances of between $20 and $25 million during 2001. Bancorp did not offer this product in prior years.

TABLE 12

         Major expense categories that exceed 1% of operating revenues for the comparative years ended December 31 are as follows:



                                                                    DECEMBER 31,
                                              --------------------------------------------------------
($ in thousands)                                    2001                2000               1999
                                              -----------------   ------------------  ----------------
Salaries and benefits                                $   1,513            $   1,203          $    841
Occupancy cost, net                                        367                  266               234
Equipment expense                                          184                  149               104
Data processing costs                                      269                  251               164
Advertising and public relations                            77                   56                48
Professional fees                                          153                   76                60
Courier and express services                                73                   52                31
Meals & entertainment                                       38                   40                26
Supplies                                                    54                   35                25
Postage                                                     35                   27                25
Holding company organization costs                          --                   --                46
State franchise tax                                        107                   94                66
Other                                                      163                   99                57
                                              -----------------   ------------------  ----------------
                    Total Noninterest Expense        $   3,033            $   2,348         $   1,727
                                              =================   ==================  ================

         Noninterest expense increased $685,000 or 29% from $2.3 million for the year ended December 31, 2000, to $3.0 million for 2001. Approximately one-half of this increase is in salary and benefit costs. In April 2001, Bancorp opened its third office, with three personnel, and added personnel at the main office in order to support the growth in customers and transactions being processed. In addition, three employees were hired in late 2001 that will be located at the Company's fourth office, located in Fairfax City, Virginia, which will open in February 2002. The increase in occupancy cost is due to the cost of one new branch in 2001 plus the Company acquired an additional 1,770 square feet at its main office to support the growth of the Bank. The increase in professional fees is primarily due to higher legal expenses and the transfer of the stock transfer function to a third party. The increase in the Other category is due to the Company paying director fees to its directors beginning in 2001.

TABLE 13

         The following table indicates the amount of certificates of deposit of $100,000 or more and less than $100,000, and their remaining maturities. For additional information regarding our deposit base, see Tables 1 and 3 at pages 16 and 19, and Note 5 to the consolidated financial statements for the year ended December 31, 2001.



                                                    3 MONTHS     4 TO 6      7 TO 12     OVER 12
                                                     OR LESS     MONTHS       MONTHS      MONTHS       TOTAL
                                                   -------------------------------------------------------------
Certificates of deposit less than $100MM               $ 3,399     $ 2,845      $ 4,347     $   672    $ 11,263
Certificates of deposit of $100MM or                     4,602       3,210        7,813       1,622      17,247
                                                   -------------------------------------------------------------
                                                       $ 8,001     $ 6,055      $ 12,160    $ 2,294    $ 28,510
                                                   =============================================================


CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At December 31, 2001, stockholders' equity increased $1.2 million from the $10.7 million of equity at December 31, 2000, primarily as a result of the $1.1 million in earnings for the year 2001.

         Bancorp has reported a steady improvement in earnings since the Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and culminated with $125 thousand of earnings in 1999, $810 thousand of earnings for 2000, and $1.1 million of earnings for 2001. One of Bancorp's initial strategies was to restore the initial lost capital from the initial organization costs of $254 thousand and the accumulated earnings loss of $452 thousand for 1998. As of December 31, 2000, the earnings for 1999 and 2000 had recouped the losses and at December 31, 2001 Bancorp had retained earnings in excess of $1.3 million. In addition, Bancorp has fully utilized its net operating losses for tax purposes beginning in September 2000 and has been at a 34% effective tax rate since that date.

         Bancorp intends to make a private offering under Regulation D of the Securities Act of 1933 of up to approximately 280,000 newly issued shares of common stock which will not be registered under the Securities Act of 1933, for aggregate gross proceeds of up to $5 million. The shares may not be offered or sold in the United States absent registration or an exemption from the registration requirements. The offering, which will commence in the first quarter of 2002, is expected to be competed late in the first quarter or early in the second quarter of 2002, will be made primarily through the efforts of certain directors and officers of Bancorp, without an underwriter.

ITEM 7. FINANCIAL STATEMENTS.


                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Directors
James Monroe Bancorp, Inc. and Subsidiary
Arlington, Virginia


         We have audited the accompanying consolidated balance sheets of James Monroe Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James Monroe Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 16, 2002

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                    (Dollars in thousands, except share data)


                                                                                                      DECEMBER 31,
                                                                                           -------------------------------------
ASSETS                                                                                           2001                2000
                                                                                           ------------------   ----------------
Cash and due from banks                                                                       $        5,982     $        6,362
Interest-bearing deposits in banks                                                                     2,035              2,010
Federal funds sold                                                                                     9,469              9,933
Securities available for sale, at fair value                                                          22,119             20,039
Loans, net of allowance for loan losses of $1,030 in 2001
  and $600 in 2000                                                                                    85,109             49,440
Bank premises and equipment, net                                                                       1,007                692
Accrued interest receivable                                                                              631                567
Other assets                                                                                             306                187
                                                                                           ------------------   ----------------

TOTAL ASSETS                                                                                  $      126,658     $       89,230
                                                                                           ==================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                                                                $       35,034     $       22,711
  Interest-bearing deposits                                                                           79,225             55,331
                                                                                           ------------------   ----------------
           Total deposits                                                                            114,259             78,042

Accrued interest payable and other liabilities                                                           432                455
                                                                                           ------------------   ----------------
           Total liabilities                                                                         114,691             78,497
                                                                                           ------------------   ----------------

COMMITMENTS AND CONTINGENCIES                                                                             --                 --

STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized 2,000,000 shares; issued
 and outstanding 960,467 shares in 2001, 958,767 shares in 2000                                          960                959
Capital surplus                                                                                        9,522              9,506
Retained earnings                                                                                      1,341                229
Accumulated other comprehensive income                                                                   144                 39
                                                                                           ------------------   ----------------
           Total stockholders' equity                                                                 11,967             10,733
                                                                                           ------------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $      126,658     $       89,230
                                                                                           ==================   ================


The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

                                                                             YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------------
                                                                 2001                2000                  1999
                                                             ----------------  ------------------  ---------------------

INTEREST AND DIVIDEND INCOME:
  Loans, including fees                                       $        5,643    $          3,977    $             2,008
  Securities, taxable                                                  1,464               1,067                    622
  Federal funds sold                                                     379                 343                    215
  Other interest income                                                   62                  26                     --
                                                             ----------------  ------------------  ---------------------
     Total interest and dividend income                                7,548               5,413                  2,845
INTEREST EXPENSE:
  Deposits                                                             2,918               2,174                    921
  Federal funds purchased                                                 --                   3                     --
                                                             ----------------  ------------------  ---------------------
     Total interest expense                                            2,918               2,177                    921
                                                             ----------------  ------------------  ---------------------
     Net interest income                                               4,630               3,236                  1,924
PROVISION FOR LOAN LOSSES                                                450                 237                    231
                                                             ----------------  ------------------  ---------------------
     Net interest income after provision for loan losses               4,180               2,999                  1,693
                                                             ----------------  ------------------  ---------------------
NONINTEREST INCOME:
  Service charges and fees                                               263                 190                    111
  Gain on sales of available for sale securities                         107                  17                     --
  Other                                                                  184                  95                     48
                                                             ----------------  ------------------  ---------------------
     Total noninterest income                                            554                 302                    159
                                                             ----------------  ------------------  ---------------------
NONINTEREST EXPENSES:
  Salaries and wages                                                   1,307               1,061                    744
  Employee benefits                                                      206                 142                     97
  Occupancy expenses                                                     367                 266                    234
  Equipment expenses                                                     184                 149                    104
  Other operating expenses                                               969                 730                    548
                                                             ----------------  ------------------  ---------------------
     Total noninterest expenses                                        3,033               2,348                  1,727
                                                             ----------------  ------------------  ---------------------
     Income before income taxes                                        1,701                 953                    125
PROVISION FOR INCOME TAXES                                               589                 143                     --
                                                             ----------------  ------------------  ---------------------
     Net income                                               $        1,112    $            810    $               125
                                                             ================  ==================  =====================

EARNINGS PER SHARE, basic                                     $         1.16    $           1.04    $              0.17
EARNINGS PER SHARE, diluted                                   $         1.12    $           1.01    $              0.17


The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2001, 2000 and
                                      1999
                             (Dollars in thousands)

                                                                                 ACCUMULATED
                                                                                   OTHER
                                                                    RETAINED       COMPRE-          COMPRE-            TOTAL
                                            COMMON      CAPITAL     EARNINGS       HENSIVE          HENSIVE        STOCKHOLDERS'
                                             STOCK      SURPLUS    (DEFICIT)     INCOME(LOSS)     INCOME(LOSS)        EQUITY
                                           --------     -------    ----------    -------------    ------------    -------------
BALANCE, DECEMBER 31, 1998                 $   738      $ 6,638    $   (706)     $     (11)                       $     6,659
  Comprehensive (loss):
   Net income                                                           125                       $       125             125
   Other comprehensive income:
    Net change in unrealized (losses)
     on available for sale securities,
     net of deferred taxes of $121                                                    (234)              (234)            (234)
                                                                                                  -----------
  Total comprehensive (loss)                                                                      $      (109)
                                                                                                  ===========
  Issuance of common stock                       5           45                                                            50
                                           --------     -------    ----------    -------------                    -------------
BALANCE, DECEMBER 31, 1999                     743        6,683        (581)          (245)                             6,600
  Comprehensive income:
   Net income                                                           810                       $       810             810
   Other comprehensive income:
    Net change in unrealized gains
    on available for sale
    securities:
    Unrealized holding gains on
     available for sale securities
     net of deferred taxes of $152                                                                        295
    Less:  reclassification adjustment,
     net of income taxes of $6                                                                            (11)
                                                                                                  -----------
    Other comprehensive income,
     net of tax                                                                        284                284              284
                                                                                                  -----------
  Total comprehensive income                                                                      $     1,094
                                                                                                  ===========
  Issuance of common stock                     216        2,823                                                          3,039
                                           --------     -------    ----------    -------------                    -------------
BALANCE, DECEMBER 31, 2000                     959        9,506         229             39                              10,733
  Comprehensive income:
   Net income                                                         1,112                             1,112            1,112
   Other comprehensive income:
    Net change in unrealized gains
     on available for sale
     securities:
     Unrealized holding gains on
      available for sale securities
      net of deferred taxes of $91                                                                        176
     Less:  reclassification adjustment,
      net of income taxes of $36                                                                          (71)
                                                                                                  -----------
     Other comprehensive income,
      net of tax                                                                       105                105              105
                                                                                                  -----------
  Total comprehensive income                                                                            1,217
                                                                                                  ===========
  Issuance of common stock                       1           16                                                             17
                                           --------     -------    ----------    -------------                    -------------
BALANCE, DECEMBER 31, 2001                 $   960      $ 9,522    $  1,341      $     144                        $     11,967
                                           ========     =======    ==========    =============                    =============

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)



                                                                                          YEARS ENDED DECEMBER 31,
                                                                                -------------------------------------------
                                                                                  2001               2000            1999
                                                                                --------           --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $  1,112           $    810        $    125
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                    177                112              81
    Provision for loan losses                                                        450                237             231
    (Increase) in accrued interest receivable                                        (64)              (221)           (258)
    Amortization of bond premium                                                      46                  5               3
    Accretion of bond discount                                                       (49)               (22)             (6)
    Realized (gain) on sales of securities available for sale                       (107)               (17)             --
    Deferred income tax (benefit)                                                   (125)              (159)             --
    (Increase) decrease in other assets                                              (48)                12             (36)
    Increase(decrease) in accrued interest payable and other liabilities             (23)               256             130
                                                                                --------           --------        --------
       Net cash provided by operating activities                                   1,369              1,013             270
                                                                                --------           --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                     (21,655)            (8,904)        (11,112)
  Proceeds from calls and maturities of securities available for sale             13,889                332           1,230
  Proceeds from sales of securities available for sale                             5,955              2,515              --
  Purchases of premises and equipment                                               (492)               (90)           (301)
  (Increase) in interest-bearing cash balances                                       (25)            (2,010)             --
  (Increase) decrease in Federal funds sold                                          464             (8,396)          3,430
  Net (increase) in loans                                                        (36,119)           (19,001)        (18,270)
                                                                                --------           --------        --------
       Net cash (used in) investing activities                                   (37,983)           (35,554)        (25,023)
                                                                                --------           --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, savings deposits
   and money market accounts                                                      33,178             17,812          19,946
  Net increase in time deposits                                                    3,039             17,411           6,092
  Proceeds from issuance of common stock                                              17              3,039              50
                                                                                --------           --------        --------
       Net cash provided by financing activities                                  36,234             38,262          26,088
                                                                                --------           --------        --------

       Increase (decrease) in cash and due from banks                               (380)             3,721           1,335
CASH AND DUE FROM BANKS
  Beginning                                                                        6,362              2,641           1,306
                                                                                --------           --------        --------
  Ending                                                                        $  5,982           $  6,362        $  2,641
                                                                                ========           ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid on deposits and borrowed funds                                  $  2,945           $  2,036        $    826
                                                                                ========           ========        ========
  Income taxes paid                                                             $    732           $    235        $     --
                                                                                ========           ========        ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   unrealized gain (loss) on securities available for sale                      $    160           $    430        $   (355)
                                                                                ========           ========        ========



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

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

              The accounting and reporting policies and practices of the Corporation conform with accounting principles generally accepted in the United States of America. The following is a summary of the most significant of such policies and procedures.

              USE OF ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

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

NOTES TO FINANCIAL STATEMENTS

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

              All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

NOTES TO FINANCIAL STATEMENTS

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

              BANK PREMISES AND EQUIPMENT

              Premises and equipment are stated at cost less accumulated depreciation and amortization that is computed using the straight-line method over the following estimated useful lives:

                                                                      YEARS
                                                                      -----
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

              FAIR VALUE OF FINANCIAL INSTRUMENTS

              Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented should not be considered an indication of the fair value of the Corporation taken as a whole.

              STOCK COMPENSATION PLANS

              SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

NOTES TO FINANCIAL STATEMENTS

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

              Earnings per common share have been computed based on the
              following:
                                                 YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                           2001           2000           1999
                                           ----           ----           ----
                                                    (In Thousands)

Net income                                $1,112          $810           $125
                                          ======          ====           ====

Weighted average common
  shares outstanding                         960           779            742
Effect of dilutive options                    36            25              9
                                          ------          ----           ----
Weighted average common
  shares outstanding used to
  calculate diluted earnings per share       996           804            751
                                          ======          ====           ====

              RECENT ACCOUNTING PRONOUNCEMENTS

              In July 2001, the Financial Accounting Standards Board issued two statements - SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

              Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition, but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written off.

              The standards generally are required to be implemented by the Corporation in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

              In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement coasts. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Statement is not expected to have a material effect on the Corporation's financial statements.

NOTES TO FINANCIAL STATEMENTS

              In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model for long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2001. The Statement is not expected to have a material effect on the Corporation's financial statements.

NOTE 2.  SECURITIES AVAILABLE FOR SALE

              The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses follows:

                                          GROSS         GROSS
                           AMORTIZED    UNREALIZED    UNREALIZED    FAIR
                             COST          GAINS        LOSSES      VALUE
                           ---------    ----------    ----------    -----
                                                  2001
                           -----------------------------------------------------
                                           (Dollars in Thousands)

U.S. Government and
  federal agency           $  3,501     $     94      $     (2)     $  3,593
Mortgage-backed               8,008          144            (2)        8,150
Corporate notes               9,958          128          (144)        9,942
Other securities                434           --            --           434
                           --------     --------      --------      --------
                           $ 21,901     $    366      $   (148)     $ 22,119
                           ========     ========      ========      ========

                                          GROSS         GROSS
                           AMORTIZED    UNREALIZED    UNREALIZED    FAIR
                              COST        GAINS         LOSSES      VALUE
                           ---------    ----------    ----------    -----
                                                  2000
                           -----------------------------------------------------
                                           (Dollars in Thousands)

U.S. Government and
  federal agency           $ 12,155     $     29      $    (49)     $ 12,135
Mortgage-backed               5,209           50            (3)        5,256
Corporate notes               2,243           32            --         2,275
Other securities                373           --            --           373
                           --------     --------      --------      --------
                           $ 19,980     $    111      $    (52)     $ 20,039
                           ========     ========      ========      ========


              The amortized cost and fair value of securities by contractual maturity at December 31, 2001 follows:

NOTES TO FINANCIAL STATEMENTS

                                         AMORTIZED         FAIR
                                            COST           VALUE
                                         ---------         -----
                                          (Dollars in Thousands)

Due within one year                       $   500        $   501
Due after one year but
  within five years                         8,688          8,895
Due after five years but
  within ten years                          4,799          4,900
Due after ten years                         7,480          7,389
                                          -------        -------
                                           21,467         21,685
Equity securities                             434            434
                                          -------        -------
  Total available for sale securities     $21,901        $22,119
                                          =======        =======

              Securities carried at $2,500,000 and $2,800,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

              For the years ended December 31, 2001 and 2000, proceeds from sales of securities available for sale amounted to $5,955,000 and $2,515,000, respectively. Gross realized gains amounted to $107,000 and $17,000, respectively. The tax provision applicable to these realized gains amounted to $36,000 and $6,000, respectively. There were no sales of securities available for sale during 1999.

NOTE 3.       LOANS AND ALLOWANCE FOR LOAN LOSSES

              Major classifications of loans are as follows:

                                                     DECEMBER 31,
                                               -------------------------
                                                 2001             2000
                                               --------         --------
                                                 (Dollars in Thousands)

Commercial loans                               $ 30,023         $ 21,271
Real estate - commercial                         44,192           20,783
Real estate - 1 to 4 family residential           3,363            4,165
Home equity loans                                 1,554              546
Consumer loans                                    7,007            3,275
                                               --------         --------
                                                 86,139           50,040
Less allowance for loan losses                   (1,030)            (600)
                                               --------         --------
  Net loans                                    $ 85,109         $ 49,440
                                               ========         ========

NOTES TO FINANCIAL STATEMENTS

              Changes in the allowance for loan losses are as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                    2001            2000          1999
                                                  -------         -------        -------
                                                          (Dollars in Thousands)
Beginning balance                                 $   600         $   363        $   132
Loans charged-off                                     (20)             --             --
Recoveries of loans previously charged-off             --              --             --
                                                  -------         -------        -------
     Net charge-offs                                  (20)             --             --
                                                  -------         -------        -------
Provision for loan losses                             450             237            231
                                                  -------         -------        -------
Ending balance                                    $ 1,030         $   600        $   363
                                                  =======         =======        =======


              Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $39,000 at December 31, 2000. If interest on this loan had been accrued, such income would have approximated $3,000 at December 31, 2000. There were no nonaccrual loans at December 31, 2001 or 1999


NOTE 4.       BANK PREMISES AND EQUIPMENT

              Bank premises and equipment consist of the following:

                                             DECEMBER 31,
                                         -------------------
                                          2001          2000
                                         ------        ------
                                        (Dollars in Thousands)

Leasehold improvements                   $  470        $  337
Furniture and equipment                     419           283
Computers                                   207           153
Software                                    179           132
Premises and equipment in process           134            18
                                         ------        ------
                                          1,409           923
Less accumulated depreciation               402           231
                                         ------        ------
                                         $1,007        $  692
                                         ======        ======


              Depreciation and amortization charged to operations totaled $177,000, $112,000 and $81,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTES TO FINANCIAL STATEMENTS


NOTE 5.       DEPOSITS

               consist of the following:

                                                      DECEMBER 31,
                                                 ----------------------
                                                  2001           2000
                                                 -------        -------
                                                 (Dollars in Thousands)

NOW accounts                                     $ 4,993        $ 4,698
Savings accounts                                   1,056            417
Money market accounts                             43,589         23,667
Certificates of deposit under $100,000            11,263         11,667
Certificates of deposit $100,000 and over         17,247         14,028
Individual retirement accounts                     1,077            854
                                                 -------        -------
                                                 $79,225        $55,331
                                                 =======        =======


              At December 31, 2001, the scheduled maturities of time deposits (in thousands) are as follows:

                    2002                            $26,233
                    2003                              1,574
                    2004                                312
                    2005                              1,468
                                                    -------
                                                    $29,587
                                                    =======

NOTE 6.       INCOME TAXES

              Significant components of the Corporation's net deferred tax assets consist of the following:

                                                               DECEMBER 31,
                                                           ---------------------
                                                           2001          2000
                                                           -----         -----
                                                          (Dollars in Thousands)

Deferred tax assets:
   Provision for loan losses                               $ 273         $ 128
   Amortization of organization and
      start-up costs                                          31            51
                                                           -----         -----
                                                             304           179
                                                           -----         -----
Deferred tax liabilities:
   Depreciation                                              (20)          (20)
   Unrealized gain on securities available for sale          (74)          (20)
                                                           -----         -----
                                                             (94)          (40)
                                                           -----         -----

Deferred tax asset, net                                    $ 210         $ 139
                                                           =====         =====

NOTES TO FINANCIAL STATEMENTS

              Allocation of federal income taxes between current and deferred portions for the years ended December 31, 2001 and 2000 is as follows:

                              2001          2000
                              -----         -----
                            (Dollars in Thousands)

Current tax provision         $ 714         $ 302
Deferred tax (benefit)         (125)         (159)
                              -----         -----
                              $ 589         $ 143
                              =====         =====


              The Corporation recognized no income tax provision for the year ended December 31, 1999.

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2001, 2000 and 1999, due to the following:

                                           2001         2000          1999
                                           -----        -----         -----
                                                (Dollars in Thousands)

Computed "expected" tax expense            $ 578        $ 324         $  43
Increase (decrease) in income taxes
  resulting from:
    Other nondeductible expenses              11           11             1
    Change in valuation allowance             --         (192)          (44)
                                           -----        -----         -----
                                           $ 589        $ 143         $  --
                                           =====        =====         =====


NOTE 7.       LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

              The Corporation leases its facilities under operating leases expiring at various dates through 2011. The leases provide that the Corporation pay as additional rent, its proportionate share of real estate taxes, insurance, and other operating expenses. The leases contain a provision for annual increases of 3%. Total rental expense for the years ended December 31, 2001, 2000 and 1999 was $270,000, $198,000 and $168,000, respectively.

              The minimum lease commitments (in thousands) for the next five years and thereafter are:

                        2002                    $   356
                        2003                        371
                        2004                        370
                        2005                        362
                        2006                        375
                        Thereafter                1,089
                                                -------
                                                $ 2,923
                                                =======

NOTES TO FINANCIAL STATEMENTS

NOTE 8.       STOCK OPTION PLANS

              EMPLOYEE STOCK OPTION PLAN

              The Corporation has a stock option plan (Plan) for key employees, which is accounted for in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Plan provides that 91,880 shares of the Corporation's common stock will be reserved for both incentive stock options and non-qualified stock options to purchase common stock of the Corporation. The exercise price per share for incentive stock options and non-qualified stock options shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised in increments commencing after the date of grant. One-third of the options granted become vested and exercisable in each of the three years following the grant date. Each incentive and non-qualified stock option granted under this plan shall expire not more than ten years from the date the option is granted.

              A summary of the status of the Corporation's employee stock option plan is presented below:

                                                  2001                      2000                    1999
                                          ----------------------    ----------------------    -------------------
                                                        WEIGHTED                  WEIGHTED               WEIGHTED
                                                        AVERAGE                   AVERAGE                AVERAGE
                                                        EXERCISE                  EXERCISE               EXERCISE
                                          SHARES         PRICE      SHARES         PRICE      SHARES      PRICE
                                          ------        --------    ------        --------    ------     --------
Outstanding at beginning of year          54,630        $ 10.00     49,880        $ 10.00     46,880     $ 10.00
Granted                                    6,250        $ 14.50      4,750        $ 10.00      3,000     $ 10.00
                                          ------                    ------                    ------
Outstanding at end of year                60,880        $ 10.46     54,630        $ 10.00     49,880     $ 10.00
                                          ======                    ======                    ======

Options exerciseable at year end          55,126        $ 10.17     34,832        $ 10.00     16,624     $ 10.00
                                          ======                    ======                    ======
Weighted average fair value of
   options granted during the year       $  5.59                   $  4.68                   $  4.37

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


              A summary of the status of the Corporation's director stock option plan is presented below:

                                                   2001                      2000                    1999
                                          ----------------------    ----------------------    -------------------
                                                        WEIGHTED                  WEIGHTED               WEIGHTED
                                                         AVERAGE                  AVERAGE                AVERAGE
                                                        EXERCISE                  EXERCISE               EXERCISE
                                          SHARES          PRICE     SHARES          PRICE     SHARES      PRICE
                                          ------        --------    ------        --------    ------     --------
Fixed Options:
   Outstanding at beginning of year       55,500        $ 10.00     57,200        $ 10.00         --          --
   Granted                                    --             --         --             --     57,200     $ 10.00
   Exercised                              (1,700)         10.00     (1,700)         10.00         --          --
                                          ------                    ------                   -------
   Outstanding at end of year             53,800          10.00     55,500          10.00     57,200       10.00
                                          ======                    ======                   =======

   Options exerciseable at year end       53,800          10.00     36,433          10.00     19,067       10.00
                                          ======                    ======                    ======

NOTES TO FINANCIAL STATEMENTS

              Information pertaining to options outstanding at December 31, 2001 is as follows:

    WEIGHTED
     AVERAGE
    REMAINING
   CONTRACTUAL         EXERCISE           NUMBER            NUMBER
      LIFE              PRICES         OUTSTANDING       EXERCISABLE
   -----------         --------        -----------       -----------

    6.5 Years          $10.00            46,880            46,880
    7.5 Years           10.00             3,000             3,000
   7.75 Years           10.00            53,800            53,800
      8 Years           10.00             4,750             3,165
      9 Years           14.50             6,250             2,081


              Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated in the following table:


                                              2001           2000          1999
                                             ------          -----         -----
                                                    (Dollars in Thousands)

Net income                  As reported      $1,112          $ 810         $ 125
                            Pro forma         1,026            710            31

Earnings per share-         As reported        1.16           1.04          0.17
     basic                  Pro forma          1.07           0.91          0.04

Earnings per share-         As reported        1.12           1.01          0.17
     assuming dilution      Pro forma          1.03           0.88          0.04


              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           2001           2000            1999
                                         --------       --------       --------

              Dividend yield                0.00%          0.00%          0.00%
              Expected life              10 years       10 years       10 years
              Expected volatility           0.50%          0.50%          0.50%
              Risk-free interest rate       4.93%          6.41%          5.83%


NOTE 9.       401(K) PLAN

              Effective January 1, 1999, the Corporation adopted a Section 401(k) plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the 401(k) plan through payroll deductions on a pre-tax basis. The Corporation may make discretionary contributions to the 401(k) plan based on its earnings. The employer's contributions are subject to a vesting schedule requiring the completion of five years of service before these benefits become vested. A participant's 401(k) plan account, together with investment earnings thereon, is distributable following retirement, death, disability or other termination of employment under various payout options. For the year ended December 31, 2001, expense attributable to the plan amounted to $19,000. For the years ended December 31, 2000 and 1999, no discretionary contributions were made by the Corporation.

NOTES TO FINANCIAL STATEMENTS

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

              Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Corporation and the Bank exceeded all capital adequacy requirements to which they are subject.

              As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

                                                                                            MINIMUM TO BE
                                                                                         WELL CAPITALIZED
                                                                 MINIMUM CAPITAL      UNDER PROMPT CORRECTIVE
                                         ACTUAL                    REQUIREMENT            ACTION PROVISIONS
                                 --------------------        ---------------------      --------------------
                                 AMOUNT         RATIO        AMOUNT          RATIO      AMOUNT         RATIO
                                 -------        -----        -------         -----      -------       ------
                                                             (Dollars in Thousands)
As of December 31, 2001:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated               $12,853        13.0%        $ 7,919          8.0%          N/A          N/A
      Bank                       $10,803        11.0%        $ 7,885          8.0%      $ 9,856        10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated               $11,823        11.9%        $ 3,959          4.0%          N/A          N/A
      Bank                       $ 9,773         9.9%        $ 3,943          4.0%      $ 5,914         6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated               $11,823         9.5%        $ 3,724          3.0%          N/A          N/A
      Bank                       $ 9,773         8.0%        $ 3,662          3.0%      $ 3,662         3.0%

As of December 31, 2000:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated               $11,294        19.6%        $ 4,620          8.0%          N/A          N/A
      Bank                       $ 9,268        16.2%        $ 4,586          8.0%      $ 5,732        10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated               $10,694        18.5%        $ 2,310          4.0%          N/A          N/A
      Bank                       $ 8,668        15.1%        $ 2,293          4.0%      $ 3,439         6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated               $10,694        12.6%        $ 2,546          3.0%          N/A          N/A
      Bank                       $ 8,668        10.4%        $ 2,498          3.0%      $ 2,498         3.0%

NOTES TO FINANCIAL STATEMENTS


              RESTRICTION ON DIVIDENDS

              Prior approval of the Bank's regulatory agencies is required to pay dividends which exceed the Bank's net profits for the current year, plus its retained net profits for the preceding two years. At December 31, 2001, the Bank could pay $1,347,000 in dividends without prior regulatory approval. The Bank did not pay any dividends during the years ended December 31, 2001, 2000 or 1999.

NOTE 11.      OFF-BALANCE SHEET ACTIVITIES

              Credit-Related Financial Instruments. The Corporation is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in consolidated balance sheets.

              The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2001 and 2000, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                          2001         2000
                                        --------     --------
(DOLLARS IN THOUSANDS)

Commitments to extend credit            $ 18,241     $ 17,493
Stand-by letters-of-credit              $    440     $    463

              Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitments amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management's credit evaluation of the customer.

              Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed.

              Commercial and standby letters-of-credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters-of-credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary.

              The Corporation maintains a portion of its cash balances with several financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Unsecured balances were approximately $2,179,000 at December 31, 2001.
                                       46

NOTES TO FINANCIAL STATEMENTS

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

              Aggregate loan balances with related parties totaled $1,481,000 and $536,000 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, total principal additions were $1,373,000 and total principal payments were $428,000.

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

              OFF BALANCE SHEET INSTRUMENTS - Fair values for off-balance sheet credit-related instruments are based on fees currently charged to enter similar arrangements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2001 and 2000, the carrying amounts of loan commitments and standby letters of credit approximated fair values.

NOTES TO FINANCIAL STATEMENTS

              The estimated fair values of the Corporation's financial instruments at December 31, 2001 and 2000 are as follows:

                                             DECEMBER 31, 2001               DECEMBER 31, 2000
                                          ------------------------        ------------------------
                                          CARRYING          FAIR          CARRYING          FAIR
                                           AMOUNT           VALUE          AMOUNT          VALUE
                                          --------        --------        --------        --------
FINANCIAL ASSETS:
Cash and due from banks                   $  5,982        $  5,982        $  6,362        $  6,362
Interest-bearing deposits in banks           2,035           2,035           2,010           2,010
Federal funds sold                           9,469           9,469           9,933           9,933
Investment securities                       22,119          22,119          20,039          20,039
Loans                                       85,109          85,349          49,440          50,065
Accrued interest                               631             631             567             567

FINANCIAL LIABILITIES:
Deposits                                  $114,259        $114,646        $ 78,042        $ 78,187
Accrued interest                               237             237             264             264


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

NOTE 14.      COMMITMENTS AND CONTINGENT LIABILITIES

              The Bank has unsecured lines of credit with correspondent banks totaling $13,600,000 available for overnight borrowing. There were no amounts drawn on these lines at December 31, 2001 or 2000.

              As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final reporting period in the year ended December 31, 2001, the aggregate amount of daily average balances was approximately $924,000.

NOTE 15.      OTHER NONINTEREST INCOME AND EXPENSES

              The principal components of other noninterest income in the consolidated statements of income are:

                                                  2001     2000       1999
                                                  -----    ----       ----
                                                   (Dollars in Thousands)

              Cash management fee income          $ 113    $ 48       $ 19
              Other fee income                       71      47         29
                                                  -----    ----       ----
                                                  $ 184    $ 95       $ 48
                                                  =====    ====       ====

NOTES TO FINANCIAL STATEMENTS


              The principal components of other operating expenses in the consolidated statements of income are:

                                                  2001     2000        1999
                                                  -----    -----       -----
                                                    (Dollars in Thousands)

              Data processing costs               $ 269    $ 251       $ 164
              Advertising and public relations       84       56          48
              Professional fees                     181       76          60
              Courier and express services           73       52          31
              Meals and entertainment                38       40          26
              Supplies                               54       35          25
              Postage                                35       27          25
              Holding company organization costs     --       --          46
              State franchise tax                   107       94          66
              Other                                 128       99          57
                                                  -----    -----       -----
                                                  $ 969    $ 730       $ 548
                                                  =====    =====       =====

NOTES TO FINANCIAL STATEMENTS

NOTE 16.      CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

              Financial information pertaining only to James Monroe Bancorp, Inc. is as follows:


                            CONDENSED BALANCE SHEETS
                           December 31, 2001 and 2000


                                             2001           2000
                                            -------        -------
                                            (Dollars in Thousands)
ASSETS

Interest-bearing deposits in banks          $ 2,035        $ 2,010
Investment in subsidiary bank                 9,916          8,707
Other assets                                     16             20
                                            -------        -------
                                            $11,967        $10,737
                                            =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                           $    --        $     4
Stockholders' equity                         11,967         10,733
                                            -------        -------
                                            $11,967        $10,737
                                            =======        =======


                           CONDENSED INCOME STATEMENTS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                              2001          2000           1999
                                                             ------        ------         ------
                                                                    (Dollars in Thousands)
Interest income                                              $   62        $   26         $   --
                                                                                          ------

Operating expense                                                49            --             46
                                                             ------        ------         ------
Income (loss) before income tax expense (benefit) and
  equity in undistributed income of subsidiary bank              13            26            (46)
Income tax expense (benefit)                                      6            (7)            --
Equity in undistributed income of subsidiary bank             1,105           777            171
                                                             ------        ------         ------
          Net income                                         $1,112        $  810         $  125
                                                             ======        ======         ======

NOTES TO FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                       2001            2000            1999
                                                                     -------         -------         -------
                                                                              (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $ 1,112         $   810         $   125
  Adjustments to reconcile net income to
    net cash provided by(used in) operating activities:
    Equity in undistributed income of subsidiary bank                 (1,105)           (777)           (171)
      (Increase)decrease in other assets                                   5             (20)             --
      Increase (decrease) in other liabilities                            (4)            (42)             46
                                                                     -------         -------         -------
           Net cash provided by(used in) operating activities              8             (29)             --
                                                                     -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiary bank                                           --          (1,000)             --
  (Increase) in interest-bearing deposits in banks                       (25)         (2,010)             --
                                                                     -------         -------         -------
           Net cash (used in) investing activities                       (25)         (3,010)             --
                                                                     -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES,
  proceeds from issuance of common stock                                  17           3,039              --
                                                                     -------         -------         -------

           Increase in cash and cash equivalents                          --              --              --

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              --              --              --
                                                                     -------         -------         -------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $    --         $    --         $    --
                                                                     =======         =======         =======

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Set forth below is a description of the principal occupation and business experience of each of the directors and executive officers of Bancorp. Except as expressly indicated below, each person has been engaged in his principal occupation for at least five years. Each of the members of the Board of Directors has served since the organization of the Company in 1999, and has served as a director of the Bank since its inception in 1997, except Mr. Burroughs, who joined the Board of the Bank on February 10, 1999, and Mr. Linhart, who joined the Board of the Company in June 2000 and the Board of the Bank in May 2000.

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

         Norman P. Horn. Mr. Horn retired in 1997 from his position as a Principal in Homes, Lowry, Horn & Johnson, Ltd. (Accounting Firm).

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

         Dr. Alvin E. Nashman. Dr. Nashman retired in 1991 from his position of Head of the Systems Group of Computer Sciences Corporation which he held for over 27 years. Mr. Nashman is a Director of Micros to Mainframes (publicly traded on Nasdaq); Director of Andreulis Corporation; Director of Spaceworks; and Director of Federal Sources, Inc.

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

         David W. Pijor. Mr. Pijor has been Chairman of the Bank since February 1997 and Chairman of Bancorp since its formation Mr. Pijor has been an attorney in private practice for the past 24 years and is currently Of Counsel to the firm of Sherman & Fromme, P.C. (Law Firm).

         Russell E. Sherman. Mr. Sherman is the President of Sherman & Fromme, P.C. (Law Firm).

         Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, and to provide the Company with copies of all Forms 3, 4, and 5 they file. The Company's directors and officers have been subject to the reporting requirements of Section 16(a) since April 30, 2001.

         Based solely upon the Company's review of the copies of the forms which it has received and written representations from the Company's directors, executive officers and ten percent shareholder, the Company is not aware of any failure of any such person to comply with the requirements of Section 16(a).

ITEM 10  EXECUTIVE COMPENSATION

         ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth a comprehensive overview of the compensation for Mr. Maxwell, the President of the Bank and Bancorp, and executive officers who received total salary and bonuses of $100,000 or more during the fiscal year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                               Long-term
                                      Annual Compensation                 Compensation Awards
                                                                               Securities              All Other
 Name and Principal Position    Year        Salary           Bonus         Underlying Options       Compensation($)
----------------------------    ----       --------         -------      --------------------      -----------------
John R. Maxwell, President      2001       $145,833         $38,000                -0-             Less than $10,000
and Chief Executive Officer     2000       $133,750         $30,000                -0-             Less than $10,000
                                1999       $118,750         $10,000                -0-             Less than $10,000

Richard I. Linhart,             2001       $115,000         $27,000               1,800            Less than $10,000
Executive Vice President,       2000       $102,000         $25,000               1,800            Less than $10,000
Chief Operating Officer         1999       $ 90,000         $ 8,000                -0-             Less than $10,000


------------------


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   Percent of Total Options
                         Number of Securities      Granted to Employees in      Exercise Price
      Name            Underlying Options Granted          Fiscal Year             Per Share        Expiration Date
------------------    ------------------------     ------------------------     --------------     ----------------
John R. Maxwell                    -0-                        N/A                    N/A                    N/A
Richard I. Linhart                1,800                      28.8%                 $14.50          January 10, 2011

------------------

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                 Number of Securities            Value of Unexercised
                                                                Underlying Unexercised         In-The-Money Options at
                       Shares Acquired on                    Options at December 31, 2001         December 31, 2001
      Name                  Exercise        Value Realized     Exercisable/Unexercisable     Exercisable/Unexercisable(1)
------------------     ------------------   --------------   ----------------------------    ----------------------------
John R. Maxwell               -0-                -0-                   36,880/-0-                    $304,260/$0
Richard I. Linhart            -0-                -0-                   13,000/600                  $101,850/$2,250
------------------

(1) Based on $18.25 per share, the last sale price of for the common stock as of January 31, 2002.

EMPLOYMENT AGREEMENTS

         John R. Maxwell. The Bank and Bancorp have entered into an agreement with Mr. Maxwell, which they have agreed to amend, pursuant to which Mr. Maxwell serves as President and Chief Executive Officer of each institution. Without cause or Mr. Maxwell's consent, he may not be removed from these positions, nor may any executive position higher than Mr. Maxwell's be established. The term of Mr. Maxwell's agreement as proposed to be amended expires on December 31, 2004, and is subject to automatic one-year extensions on each January 1 thereafter, provided that neither the Company nor Mr. Maxwell has given written notice of intention not to renew at least 90 days prior to the renewal date. The agreement provides for the payment of cash and other benefits to Mr. Maxwell, including a current base salary of $170,000 during the period January 1, 2002 to December 31, 2002. Mr. Maxwell's base salary for subsequent periods is subject to annual review by the Board of Directors. Under the agreement, as proposed to be amended, Mr. Maxwell is entitled to 28% of the award from the bonus pool established for employees. The amount of the pool is established by the Board of Directors, with the actual award based upon the achievement of income and asset size goals determined by the Board of Directors. Mr. Maxwell is also entitled to $1,000,000 of Bank paid life insurance (subject to increase based upon the percentage increase in base salary), use of a Bank owned or leased car and an automobile allowance, and is entitled to reimbursement of reasonable business expenses. Mr. Maxwell is entitled to reimbursement of income taxes payable upon the exercise of 36,880 options previously granted under the agreement, up to the amount of the tax benefit realized by Bancorp as a result of the exercise, and under certain circumstances, to registration of the shares under the securities laws. Mr. Maxwell is entitled to receive supplemental payments upon disability, in excess of those provided under Bancorp's generally applicable plan, to bring total payments to 60% of his base salary. Mr. Maxwell is also entitled to participate in any pension, retirement, profit sharing, stock purchase, stock option, insurance, deferred compensation and other benefit plans provided to other executives or employees.

         The agreement terminates as of the end of the initial or any renewal terms if either party gives notice of non-renewal. If Mr. Maxwell elects not to renew the agreement, he is not entitled to any additional payments, and is subject to a two year non-competition restriction. If the Bank or Bancorp elects not to renew the agreement, Mr. Maxwell is entitled to receive continued salary, bonus and benefits for 18 months, and is subject to the non-competition restriction for that period. If the agreement is terminated by Mr. Maxwell, at his option, within six months of a "change in control" (as defined), Mr. Maxwell shall be entitled to receive continued salary, bonus and benefits for two years, and is subject to the non-competition restriction for that period. If the agreement is terminated by the Bank or Bancorp in breach of the agreement, Mr. Maxwell is entitled to receive continued salary, bonus and benefits for 12 months, and is not subject to the non-competition restriction. If the agreement is terminated by the Bank or Bancorp due to Mr. Maxwell's breach, he is not entitled to any additional payments and is subject to the non-competition restriction for two years. The agreement prohibits conflicts of interests, and requires that Mr. Maxwell maintain the confidentiality of nonpublic information regarding the Bank, Bancorp and its customers.

         Richard I. Linhart. The employment agreement between the Bank and Bancorp and Mr. Linhart pursuant to which Mr. Linhart serves as Executive Vice President and Chief Operating Officer of the Bank expired on December 31, 2001. Although it is anticipated that a new employment agreement will be executed, no new agreement has been executed as of the date hereof. It is expected that any new agreement will provides for the payment of cash and other benefits to Mr. Linhart, including a base salary of $125,000 during the period January 1, 2002 to December 31, 2002, subject to annual review, provided that the salary may not be less than his base salary for the prior period, and a car allowance of $500 per month. Mr. Linhart is entitled to reimbursement of income taxes payable upon the exercise of the 10,000 options previously granted to him, up to the amount of the tax benefit realized by Bancorp as a result of the exercise, and under certain circumstances, to registration of the shares under the securities laws. Mr. Linhart is entitled to receive supplemental payments upon disability, in excess of those provided under Bancorp's generally applicable plan, to bring total payments to 60% of his base salary. Mr. Linhart is also entitled to participate in any pension, retirement, profit sharing, stock purchase, stock option, insurance, deferred compensation and other benefit plans provided to other executives or employees.

         It is anticipated that Mr. Linhart's agreement will provide that if the agreement is terminated by Mr. Linhart, at his option, for "good cause" (as defined) within six months of a "change in control" (as defined), Mr. Linhart would be entitled to receive continued salary and benefits for two years. If the agreement is terminated by the Bank or Bancorp in breach of the agreement, or by Mr. Linhart as a result of Bank's breach, Mr. Linhart is entitled to receive continued salary, bonus and benefits for the greater of twelve months or the remaining term of the agreement, and outplacement assistance from an organization of Mr. Linhart's choice, at a cost paid by the Bank and Bancorp of up to 18% of Mr. Linhart's base salary at the time of termination.

         401(k) Plan. Bancorp maintains a 401(k) defined contribution plan for all eligible employees. Employees who are at least 21 years of age, have completed at least ninety days of continuous service with the Bank and have completed at least 1,000 hours of work during any plan year are eligible to participate. Under the plan, a participant may contribute up to 15% of his or her compensation for the year, subject to certain limitations. The Bank may also make, but is not required to make, a discretionary contribution for each participant. The amount of such contribution is determined annually by the Board of Directors, and is currently 50% of employee contributions up to 6% of salary. Contributions by the Company totaled $19,000 for the fiscal year ended December 31, 2001.

         Stock Option Plan. Bancorp also maintains the 1998 Stock Option Plan for key employees, pursuant to which options to purchase up to 91,880 shares of common stock may be issued as either incentive stock options or nonincentive stock options. As of December 31, 2001, options to purchase 60,880 share of common stock had been issued.

DIRECTORS' COMPENSATION

         Directors receive $200 for attendance at meetings of the Board of Directors of the Company or the Bank, and $50 for each committee meeting. Directors are entitled to receive options under the 1999 Director Option Plan. In 1999, directors received options to purchase 57,200 shares of Common Stock at an exercise price of $10.00 per share. The Directors' Option Plan was approved by stockholders in 1999. Under the Directors' Option Plan, 66,880 shares of common stock were available for issuance under options granted between 1999 and 2004. The purpose of the Directors' Option Plan is to enable Bancorp to continue to attract and retain outstanding outside directors, and to further the growth, development and financial success of Bancorp and the Bank. Only non-employee directors of Bancorp and any subsidiary are eligible to participate in the Plan. As of December 31, 2001 9,680 options remained available for issuance.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of January 31, 2002 concerning the number and percentage of shares of the common stock beneficially owned by our directors and executive officers, and by all of our directors and executive officers as a group, as well as information regarding each other person known by Bancorp to own in excess of 5% of the outstanding common stock. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. Except as set forth below, we are not aware of any other person or persons who beneficially own in excess of five percent of the common stock. Further, we are not aware of any arrangement which at a subsequent date may result in a change of control of Bancorp.

       Name                           Age                Position                  Shares Beneficially Owned(1)   Percentage
-----------------------               ---    ----------------------------------    ----------------------------   ----------

DIRECTORS
Fred A. Burroughs, III                 66                Director                        10,000                      1.04%
Dr. Terry L. Collins                   56                Director                        51,300(2)                   5.31%
12701 Fair Lakes Circle
Fairfax, VA  22033

Norman P. Horn                         70                Director                        11,400                      1.18%
Dr. David C. Karlgaard                 55                Director                        54,200                      5.59%
12750 Fair Lakes Circle
Fairfax, VA  22033

Richard Linhart                        58    Director, Executive Vice President          14,350                      1.47%
                                                and Chief Operating Officer

Richard C. Litman                      44                Director                        13,100                      1.35%
John R. Maxwell                        41        Director, President & CEO               43,680                      4.38%
Dr. Alvin E. Nashman                   75                Director                        25,600(3)                   2.66%
Helen L. Newman                        58                Director                        26,200(4)                   2.72%
Thomas L. Patterson                    49                Director                        12,869(5)                   1.33%
David W. Pijor                         49        Chairman of the Board and               18,600(6)                   1.91%
                                                         Director
Russell E. Sherman                     65                Director                        11,200                      1.16%

Executive Officers and Directors
as a Group  (12 individuals)                                                            292,399(1)                  27.47%

Principal Shareholders
Nino Vaghi                                                                               79,650                      8.29%
c/o National Mailing Systems
1749 Old Meadow Road
McLean, VA  22101
------------------------------------

(1) The shares "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the General Rules and Regulations of the U.S. Securities and Exchange Commission and may include shares owned by or for the individual's spouse and minor children and any other relative of the individual who lives in the same home, as well as shares to which the individual has, or shares, voting or investment power, or has the right to acquire beneficial ownership within sixty (60) days after January 31, 2002. Beneficial ownership may be disclaimed as to certain of the shares.

         Directors and executive officers beneficially own the following stock options which are exercisable within 60-days following January 31, 2002: Collins-- 6,300 shares; Horn-- 4,400 shares; Karlgaard-- 8,300 shares; Linhart--13,600 shares; Litman--8,100 shares; Maxwell--36,880 shares; Nashman-- 1,700; Newman--3,700 shares; Patterson--3,800shares; Pijor--12,300 shares; Sherman--5,200 shares.

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

(6) Includes 4,550 shares held individually by Mr. Pijor, 1,550 shares held jointly, and 200 shares held by his minor children which Mr. Pijor claims beneficial ownership.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has had, and expects to have in the future, banking transactions in the ordinary course of business with some of its directors, officers, and employees and their associates. In the past, substantially all of such transactions have been on the same terms, including interest rates, maturities and collateral requirements as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

         The maximum aggregate amount of loans to officers, directors and affiliates of the Company during 2001 amounted to $1,535,000 representing approximately 12.8% of the Company's total shareholders' equity at December 31, 2001. In the opinion of the Board of Directors, the terms of these loans are no less favorable to Bancorp than terms of the loans from the Company to unaffiliated parties. On December 31, 2001, $1,481,000 of loans were outstanding to individuals who, during 2001, were officers, directors or affiliates of the Company. At the time each loan was made, management believed that the loan involved no more than the normal risk of collectibility and did not present other unfavorable features. None of such loans were classified as Substandard, Doubtful or Loss.

         David W. Pijor has performed legal services for the Company and the Bank in the ordinary course of their businesses, and the Company expects that he will continue to perform services for the Company and the Bank. In 2000 and 2001, the aggregate fees paid to Mr. Pijor by the Company and the Bank were $33,690 and $32,437, respectively. Fred A. Burroughs, III has a management consulting agreement with the Bank under which he receives $60,000 annually for business development services and activities.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.     Description of Exhibits
3(a)            Articles of Incorporation of James Monroe Bancorp, as amended(1)
3(b)            Bylaws of James Monroe Bancorp (1)
10(a)           Employment contract between James Monroe Bancorp and John R. Maxwell (1)
10(b)           James Monroe Bancorp1998 Management Incentive Stock Option Plan (1)
10(c)           James Monroe Bancorp1999 Director's Stock Option Plan (1)
11              Statement of Computation of Per Share Earnings
21              Subsidiaries of the Registrant

         The sole subsidiary of James Monroe Bancorp is James Monroe Bank, organized under the laws of Virginia.

23              Consent of Yount, Hyde & Barbour, P.C., independent accountants
----------------------
(1) Incorporated by reference to exhibit of same number to James Monroe Bancorp's registration statement on Form SB-2 (No. 333-38098)

(B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 JAMES MONROE BANCORP, INC.


February 13, 2002                                By: /s/ John R. Maxwell
                                                     ---------------------------
                                                     John R. Maxwell, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                     TITLE                                   DATE
/s/ Fred A. Burroughs, III           Director                                      February 13, 2002
-----------------------------
Fred A. Burroughs, III


/s/ Dr. Terry L. Collins             Director                                      February 13, 2002
-----------------------------
Dr. Terry L. Collins


/s/ Norman P. Horn                   Director                                      February 13, 2002
-----------------------------
Norman P. Horn


/s/ Dr. David C. Karlgaard           Director                                      February 13, 2002
-----------------------------
Dr. David C. Karlgaard


/s/ Richard I. Linhart               Director, Chief Operating Officer, Secretary  February 13, 2002
-----------------------------        (Principal Accounting and Financial Officer)
Richard I. Linhart


/s/ Richard C. Litman                Director                                      February 13, 2002
-----------------------------
Richard C. Litman


/s/ John R. Maxwell                  President, Chief Executive Officer            February 13, 2002
-----------------------------        and Director (Principal Executive Officer)
John R. Maxwell


/s/ Dr. Alvin E. Nashman             Director                                      February 13, 2002
-----------------------------
Dr. Alvin E. Nashman


/s/ Helen L. Newman                  Director                                      February 13, 2002
-----------------------------
Helen L. Newman

/s/ Thomas L. Patterson              Director                                      February 13, 2002
-----------------------------
Thomas L. Patterson


/s/ David W. Pijor                   Chairman of the Board of Directors            February 13, 2002
-----------------------------
David W. Pijor


/s/ Russell E. Sherman               Director                                      February 13, 2002
-----------------------------
Russell E. Sherman