Form 10QSB
period 2002-03-31
MONROE JAMES BANCORP INC
filed 2002-05-07
CIK 1114868

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002
                                    --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                -------------    -------------

                        Commission file number 000-32641

                           JAMES MONROE BANCORP, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)

            VIRGINIA                                     54-1941875
---------------------------------           ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                  3033 WILSON BLVD., ARLINGTON, VIRGINIA 22201
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 703-524-8100
                  --------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                  --------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X  . No    .
                                                             -----    ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002.

             Common stock, $1 par value--964,167 shares outstanding

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS



                                                                                        Page No.

Part I.     Financial Information

            Item. 1. Financial Statements
                     Consolidated Balance Sheets at March 31, 2002,
                       December 31, 2001, March 31, 2001                                  3
                     Consolidated Income Statements for the three-months
                       ended March 31, 2002 and 2001                                      4
                     Consolidated Statements of Changes in Stockholders'
                       Equity for the three-months ended March 31, 2002 and 2001          5
                     Consolidated Statements of Cash Flows for the three-months
                       ended March 31, 2002 and 2001                                      6
                     Notes to Interim Consolidated Financial Statements                   7

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 11

Part II.    Other Information

            Item 1.  Legal                                                               27

            Item 2.  Changes in Securities and Use of Proceeds                           27

            Item 3.  Defaults Upon Senior Securities                                     27

            Item 4.  Submission of Matters to a Vote of Security Holders                 27

            Item 5.  Other Information                                                   27

            Item 6.  Exhibits                                                            27




Item. 1. FINANCIAL STATEMENTS

                      JAMES MONROE BANCORP, INC.
                            AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                 ($ in thousands, except share data)


                                                                           (Unaudited)       (Audited)     (Unaudited)
                                                                             MARCH 31,      DECEMBER 31,     MARCH 31,
                                                                               2002            2001            2001
                                                                             --------        --------        --------

      ASSETS

Cash and due from banks                                                      $  9,145        $  5,982        $  7,490
Interest-bearing deposits in banks                                              5,901           2,035           2,055
Federal funds sold                                                             22,670           9,469          10,942
Securities available-for-sale at fair value                                    17,369          22,119          20,678
Loans, net of allowance for loan losses of $1,212 at March 31, 2002,
   $1,030 at December 31, 2001, and $681 at March 31, 2001                     96,586          85,109          58,125
Bank premises and equipment, net                                                1,244           1,007             695
Accrued interest receivable                                                       609             631             566
Other assets                                                                      570             306             163
                                                                             --------        --------        --------
                                                                             $154,094        $126,658        $100,714
                                                                             ========        ========        ========
      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest-bearing deposits                                                 $ 39,995        $ 35,034        $ 29,354
Interest-bearing deposits                                                      96,467          79,225          59,653
                                                                             --------        --------        --------
Total deposits                                                                136,462         114,259          89,007

Trust preferred capital notes                                                   5,000              --              --
Accrued interest payable and other liabilities                                    518             432             588
                                                                             --------        --------        --------
Total liabilities                                                             141,980         114,691          89,595


STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized 2,000,000 shares;
   issued and outstanding 964,167 at March 31, 2002, 960,467                      964             960             960
   at December 31, 2001 and March 31, 2001
Capital surplus                                                                 9,555           9,522           9,522
Retained earnings                                                               1,555           1,341             463
Accumulated other comprehensive income                                             40             144             174
                                                                             --------        --------        --------
Total stockholders' equity                                                     12,114          11,967          11,119
                                                                             --------        --------        --------
                                                                             $154,094        $126,658        $100,714
                                                                             ========        ========        ========


See notes to interim consolidated financial statements.

                  JAMES MONROE BANCORP, INC.
                        AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF INCOME
            ($ in thousands, except per share data)


                                                               (Unaudited)
                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           MARCH 31,   MARCH 31,
                                                             2002        2001
                                                           ---------   ---------

INTEREST INCOME:
  Loans, including fees                                     $1,708      $1,286
  Securities, taxable                                          291         353
  Federal funds sold                                            33         105
  Other interest income                                          2          --
                                                            ------      ------
      Total interest income                                  2,034       1,744

INTEREST EXPENSE:
  Deposits                                                     661         737
  Long-term debt                                                 5          --
                                                            ------      ------
      Total interest expense                                   666         737
                                                            ------      ------
      Net interest income                                    1,368       1,007
PROVISION FOR LOAN LOSSES                                      181          81
                                                            ------      ------
      Net interest income after provision for loan losses    1,187         926
NONINTEREST INCOME:
  Service charges and fees                                      75          48
  Other                                                         54          41
  Gain on sale of securities                                    16          --
                                                            ------      ------
      Total noninterest income                                 145          89
NONINTEREST EXPENSES:
  Salaries and wages                                           437         289
  Employee benefits                                             76          45
  Occupancy expenses                                           125          76
  Equipment expenses                                            58          37
  Other operating expenses                                     310         211
                                                            ------      ------
                                                             1,006         658
                                                            ------      ------
      Income before income taxes                               326         357
PROVISION FOR INCOME TAXES                                     112         123
                                                            ------      ------

      Net income                                            $  214      $  234
                                                            ======      ======

EARNINGS PER SHARE-BASIC                                    $ 0.22      $ 0.24
                                                            ======      ======

EARNINGS PER SHARE-DILUTED                                  $ 0.21      $ 0.24
                                                            ======      ======


See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Three Months Ended March 31, 2002 and 2001
                                ($ in thousands)
                                   (Unaudited)


                                                                                         ACCUMULATED
                                                                                            OTHER
                                                                                            COMPRE-         COMPRE-       TOTAL
                                          COMMON          CAPITAL          RETAINED         HENSIVE        HENSIVE     STOCKHOLDERS'
                                          STOCK           SURPLUS          EARNINGS         INCOME          INCOME         EQUITY
                                         -------          -------          --------      -----------       -------     ------------

BALANCE, JANUARY 1, 2001                 $   959          $ 9,506          $   229          $    39                       $10,733
  Comprehensive income:
    Net income                                                                 234                           $ 234            234
    Net change in unrealized gains
      on available for sale securities,
      net of deferred taxes of $70                                                              135            135            135
                                                                                                             -----
  Total comprehensive income                                                                                 $ 369
                                                                                                             =====

    Exercise of stock options                  1               16                                                              17
                                         -------          -------          -------          -------                       -------
BALANCE, MARCH 31, 2001                  $   960          $ 9,522          $   463          $   174                       $11,119
                                         =======          =======          =======          =======                       =======



                                                                                         ACCUMULATED
                                                                                            OTHER
                                                                                            COMPRE-         COMPRE-       TOTAL
                                          COMMON          CAPITAL          RETAINED         HENSIVE        HENSIVE     STOCKHOLDERS'
                                          STOCK           SURPLUS          EARNINGS         INCOME          INCOME         EQUITY
                                         -------          -------          --------      -----------       -------     ------------



BALANCE, JANUARY 1, 2002                 $   960          $ 9,522          $ 1,341          $   144                       $11,967
  Comprehensive income:
    Net income                                                                 214                           $ 214            214

    Net change in unrealized (loss)
      on available for sale securities,
      net of deferred taxes of $54                                                             (104)          (104)          (104)
                                                                                                             -----
  Total comprehensive income                                                                                 $ 110
                                                                                                             =====

    Exercise of stock options                  4               33                                                              37
                                         -------          -------          -------          -------                       -------
BALANCE, MARCH 31, 2002                  $   964          $ 9,555          $ 1,555          $    40                       $12,114
                                         =======          =======          =======          =======                       =======




See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)


                                                                                          (Unaudited)
                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                    2002                2001
                                                                                  --------            --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $    214            $    234
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     52                  34
      Provision for loan losses                                                        181                  81
      Realized gain on sale of securities                                              (16)                 --
      Decrease in accrued interest receivable                                           22                   1
      Amortization of bond premium                                                      16                   2
      Accretion of bond discount                                                       (11)                (10)
      (Increase) in other assets                                                      (208)                (46)
      Increase in accrued interest and other liabilities                                86                 133
                                                                                  --------            --------
         Net cash provided by operating activities                                $    336            $    429
                                                                                  --------            --------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                      $    (75)           $ (4,596)
  Proceeds from calls and maturities of securities available for sale                4,677               4,170
  Purchases of premises and equipment                                                 (289)                (37)
  (Increase) in Federal funds sold and interest-bearing deposits                   (17,067)             (1,054)
  Net (increase) in loans                                                          (11,659)             (8,766)
                                                                                  --------            --------
         Net cash (used in) investing activities                                  $(24,413)           $(10,283)
                                                                                  --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, savings deposits
    and money market accounts                                                     $  9,745            $  9,404
  Net increase in time deposits                                                     12,458               1,561
  Proceeds from issuance of trust preferred capital notes                            5,000                  --
  Proceeds from issuance of common stock                                                37                  17
                                                                                  --------            --------
         Net cash provided by financing activities                                $ 27,240            $ 10,982
                                                                                  --------            --------

         Increase in cash and due from banks                                      $  3,163            $  1,128

CASH AND DUE FROM BANKS
  Beginning                                                                          5,982               6,362
                                                                                  --------            --------
  Ending                                                                          $  9,145            $  7,490
                                                                                  ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
  Interest paid on deposits                                                       $    744            $    747
                                                                                  ========            ========
  Income taxes paid                                                               $     48            $     67
                                                                                  ========            ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
  unrealized gain(loss) on securities available for sale                          $   (158)           $    204
                                                                                  ========            ========


See notes to interim consolidated financial statements.

                    JAMES MONROE BANCORP, INC. AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole subsidiary. James Monroe Bank commenced banking operations on June 8, 1998. As of March 31, 2002, the Company operated the main office in Arlington, Virginia, and branches in Annandale, Leesburg, and Fairfax City, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2001.

NOTE 2--

Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001.


                                                           THREE-MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                          2002            2001
                                                       ----------     ----------

Net Income                                             $      214     $      234

Weighted average shares outsanding--basic                 961,741        958,994
Common share equivalents for stock options                 48,503         32,517
                                                       ----------     ----------
Weighted average shares outsanding--diluted             1,010,244        991,511
                                                       ==========     ==========

Earnings per share-basic                               $     0.22     $     0.24
                                                       ==========     ==========
Earnings per share-diluted                             $     0.21     $     0.24
                                                       ==========     ==========

NOTE 3--

Securities available-for-sale. Securities available-for-sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in shareholders' equity as a component of "accumulated other comprehensive income". Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available-for-sale at March 31, 2002, December 31, 2001, and March 31, 2001, are summarized in the tables that follow. The Company classifies all securities as available-for-sale.



                                                                      March 31, 2002
                                            --------------------------------------------------------------------
                                                                 Gross               Gross             Estimated
                                            Amortized          Unrealized          Unrealized            Market
($ in thousands)                               Cost              Gains              Losses                Value
                                            ---------          ----------          ----------          ---------

U.S. Government and federal agency           $  3,501           $     51            $     --            $  3,552
Mortgage-backed securities                      7,170                115                  (6)              7,279
Corporate notes                                 6,130                 49                (150)              6,029
Other securities                                  509                 --                  --                 509
                                             --------           --------            --------            --------
                                             $ 17,310           $    215            $   (156)           $ 17,369
                                             ========           ========            ========            ========


                                                                      December 31, 2001
                                            --------------------------------------------------------------------
                                                                 Gross               Gross             Estimated
                                            Amortized          Unrealized          Unrealized            Market
($ in thousands)                               Cost              Gains              Losses                Value
                                            ---------          ----------          ----------          ---------

U.S. Government and federal agency           $  3,501           $     94            $     (2)           $  3,593
Mortgage-backed securities                      8,008                144                  (2)              8,150
Corporate notes                                 9,958                128                (144)              9,942
Other securities                                  434                 --                  --                 434
                                             --------           --------            --------            --------
                                             $ 21,901           $    366            $   (148)           $ 22,119
                                             ========           ========            ========            ========


                                                                      March 31, 2001
                                            --------------------------------------------------------------------
                                                                 Gross               Gross             Estimated
                                            Amortized          Unrealized          Unrealized            Market
($ in thousands)                               Cost              Gains              Losses                Value
                                            ---------          ----------          ----------          ---------

U.S. Government and federal agency           $  8,155           $     62            $     --            $  8,217
Mortgage-backed securities                      6,589                123                  (5)              6,707
Corporate notes                                 5,301                 97                 (14)              5,384
Other securities                                  370                 --                  --                 370
                                             --------           --------            --------            --------
                                             $ 20,415           $    282            $    (19)           $ 20,678
                                             ========           ========            ========            ========


NOTE 4--

Loans. Major classifications of loans at March 31, 2002, December 31, 2001, and March 31, 2001 are summarized in the following table.


                                                        March 31,            December 31,            March 31,
($ in thousands)                                          2002                   2001                   2001
                                                        --------               --------               --------

Commercial construction                                 $  8,169               $  6,545               $  5,253
Commercial loans                                          24,850                 23,478                 18,357
Real estate-Commercial                                    51,967                 44,192                 25,658
Real estate-1-4 family residential                         3,143                  3,363                  4,188
Home equity loans                                          1,531                  1,554                    887
Consumer loans                                             7,948                  6,888                  4,416
Overdrafts                                                   190                    119                     47
                                                        --------               --------               --------
                                                          97,798                 86,139                 58,806

Less allowance for loan losses                            (1,212)                (1,030)                  (681)
                                                        --------               --------               --------
Net Loans                                               $ 96,586               $ 85,109               $ 58,125
                                                        ========               ========               ========


Changes in the allowance for loan losses are summarized as follows:


($ in thousands)                                     First Quarter            Year Ended            First Quarter
                                                          2002                   2001                   2001
                                                        --------               --------               --------

Beginning balance                                       $  1,030               $    600               $    600
Provision for loan losses                                    181                    450                     81
Loan charge-offs:
     Commercial                                               --                     (5)                    --
     Consumer                                                 --                    (15)                    --
                                                        --------               --------               --------
       Total charge-offs                                      --                    (20)                    --
                                                        --------               --------               --------
Loan recoveries                                                1                     --                     --
                                                        --------               --------               --------
     Net (charge-offs)/recoveries                              1                    (20)                    --
                                                        --------               --------               --------
Ending Balance                                          $  1,212               $  1,030               $    681
                                                        ========               ========               ========


The following table presents the amounts of nonperforming assets at the dates indicated.


                                                        March 31,            December 31,            March 31,
($ in thousands)                                          2002                   2001                   2001
                                                        --------               --------               --------
Nonaccrual loans                                        $    255               $     39               $     10
Loans past-due 90-days or more                                --                     --                     --
Restructured loans                                            --                     --                     --
Other real estate owned                                       --                     --                     --
                                                        --------               --------               --------
     Total nonperforming assets                         $    255               $     39               $     10
                                                        ========               ========               ========


NOTE 5--

Trust Preferred Capital Securities. On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of the Trust's outstanding common securities. On March 26, 2002, $5 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities have a LIBOR-indexed floating rate of interest which is set and payable on a quarterly basis. The interest rate for the initial quarterly term was 5.59%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

The Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the Securities not considered as Tier 1 capital will be included in Tier 2 capital.

The Company and the Trust believe that, taken together, the Company's obligations under the junior subordinated debentures, the Indenture, the Trust declaration and the Guarantee entered into in connection with the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the Trust's obligations with respect to the trust preferred securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related trust preferred securities.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

This Management's Discussion and Analysis reviews the financial condition and results of operations of James Monroe Bancorp, Inc. and its subsidiary as of and for the three-months ended March 31, 2002 and 2001. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that requires significant sensitivity analysis, judgments, or estimations.

Allowance for Loan Losses. The Company maintains an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectibility of loans and historical loss experience. In addition, other factors considered are delinquency trends, general economic conditions in the markets where loans are made, loan mix and loan concentrations. Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. If necessary, reserves would be allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present rate or fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates would be applied to other commercial loans not subject to specific reserve allocations. Since the inception of the Company in June 1998, the Company has experienced one small loss in the commercial loan portfolio of approximately $5,000. The Company has not experienced material delinquencies or any other event indicating a trend in the deterioration of the asset quality of the portfolio.

Homogenous loans, such as consumer installment, residential mortgage loans, home equity loans, and smaller consumer loans are not individually risk graded. Reserves would be established for each homogenous pool of loans based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience. The Company has charged-off three small consumer loans sinceinception, each approximating $5,000. The Company has no material delinquencies in these type of loans and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected losses in these type of homogenous pools of loans.

As a result of a lack of charge off experience and as a lack of trends either current or historical in delinquencies of loans, the Company has elected to maintain a allowance as a percentage of loans in 2001 that was between 1.15% and 1.20%. In 2002, the Company has a goal of maintaining an allowance as a percentage of total loans of between 1.20% and 1.25%. This ratio, given the lack of loss experience and the lack of material loan delinquency experience, is considered reasonable. The Company has evaluated the ratio maintained by peer banks, the views of its regulators, the current evaluation of the quality of the portfolio, and general economic conditions in the surrounding market, and, has determined that this level of allowance is prudent and adequate.

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

FINANCIAL OVERVIEW

The Company continued its pattern of managing both growth and profitability. Since December 31, 2001:

      o  Assets grew $27.4 million (22%).
      o  Loans grew $11.5 million (13%).
      o  Deposits grew $22.2 million (19%).
      o After interest rates dropped 4.75% in 2001, our net interest margin decreased to 4.50% in the third and fourth quarter of 2001 and rose to 4.58% in the first quarter of 2002.
      o Although net income for the first quarter of 2002 was down $20 thousand from the first quarter of 2001, the Company had $230 thousand of operating expenses in the first quarter of 2002 that it did not incur in the same period in 2001 relating to the Leesburg branch opened in April 2001 and the Fairfax branch opened in February 2002.
      o The Company raised $5 million of additional capital through the issuance of trust preferred securities by a subsidiary. The trust preferred securities reflect interests in 30-year junior subordinated debentures of the Company, with interest floating on a quarterly basis and a cap on the rate in the first five years of 11%. The initial interest rate in the first quarter was 5.59%. Four million of the $5 million is currently eligible for Tier 1 capital.
      o Asset quality remains strong with no charge offs in the first quarter of 2002 and with two loans over 90-days past due.
      o The Company has excellent liquidity and adequate capital to support further growth.

BALANCE SHEET

Total assets increased to $154.1 million at March 31, 2002, an increase of $27.4 million from December 31, 2001, and an increase of $53.4 million from March 31, 2001. The increase in assets since December 31, 2001 resulted from the Company's emphasis on deposit generation as much as loan generation. During the three-months ended March 31, 2001, deposits increased $22.2 million over December 31, 2001, with noninterest-bearing deposits increasing $5.0 million, and interest-bearing deposits increasing $17.2 million. With the growth in deposits, the Company was able to fund $11.5 million net increase in loans. Securities declined $4.8 million due to the call on a number of the callable securities resulting in the liquidity position of the Company increasing by $20.2 million.


QUARTERLY RESULTS OF OPERATIONS

                                                      2002                                 2001
                                                   ----------     ------------------------------------------------------
(in thousands except share data)                      FIRST         FOURTH          THIRD         SECOND         FIRST
                                                   ----------     ----------       --------      ---------      --------

RESULTS OF OPERATIONS:
Net interest income                                     1,368          1,317          1,222          1,084          1,007
Provision for loan and lease losses                       181            183            109             77             81
Other income                                              145            182            176            107             89
Noninterest expense                                     1,006            855            767            753            658
Income before taxes                                       326            461            522            361            357
Net income                                                214            309            337            232            234

PER SHARE DATA:
Earnings per share, basic                          $     0.22     $     0.33       $   0.35      $    0.24      $    0.24
Earnings per share, diluted                        $     0.21     $     0.31       $   0.34      $    0.23      $    0.24
Weighted average shares
     outstanding-basic                                961,741        960,467        960,467        960,467        958,994
                -diluted                             1,010,244      1,005,002       993,467        994,555        991,511

AT PERIOD END
Loans                                              $   97,798        $86,139       $ 73,551      $  63,471      $  58,806
Earning assets                                        143,738        119,762        118,617        106,490         92,481
Total assets                                          154,094        126,658        126,895        118,104        100,714
Deposits                                              136,462        114,259        114,487        106,461         89,007
Shareholders' equity                                   12,114         11,967         11,878         11,238         11,119
Book value                                         $    12.56     $    12.46       $  12.37      $   11.70      $   11.58
Shares outstanding                                    964,167        960,467        960,467        960,467        960,467

PERFORMANCE RATIOS:
Return on average assets                                 0.67%          0.99%          1.16%          0.90%          1.04%
Return on average equity                                 7.13%         10.08%         11.51%          8.21%          8.65%
Net interest margin                                      4.58%          4.50%          4.50%          4.54%          4.76%
Efficiency ratio                                        66.49%         57.04%         54.86%         63.22%         60.04%

OTHER RATIOS:
Allowance for loan losses to total
     loans                                               1.24%          1.20%          1.16%          1.18%          1.16%
Equity to assets                                         7.86%          9.45%          9.36%          9.52%         11.04%
Nonperforming assets to total
     assets                                              0.17%          0.21%          0.21%          0.23%          0.01%
Net charge-offs to total loans                           0.00%          0.01%          0.01%          0.02%          0.00%
Risk-Adjusted Capital Ratios:
     Tier 1                                              14.6%          11.9%          12.9%          14.0%          15.8%
     Total                                               16.6%          13.0%          13.9%          14.9%          16.8%
     Leverage Ratio                                      12.4%           9.5%          11.2%          10.8%          12.0%


Note:  The Company has been fully taxable since the fourth quarter of 2000.


         For the quarter ended March 31, 2002, the Company had net income of $214 thousand, or $.21 per share on a fully diluted basis, compared with $234,000, or $.24 per share, for the comparable quarter of 2001. Annualized return on average assets was .67% for the three-months ended March 31, 2002, compared with 1.04% for the same quarter in 2001, and the return on average equity was 7.13% for the quarter ended March 31, 2001, compared with 8.65% for the first quarter of 2001.

         The Company's per share earnings and the returns on assets and equity for the for the three months ended March 31, 2002 are negatively impacted by the fact that the Company had two more branches in the first quarter of 2002 compared with the first quarter of 2001. These two branches had operating expenses of $230 thousand which accounts for two-thirds of the $348 higher operating expenses in 2002 compared with 2001. Both of these new branches have grown extremely well and are expected to become positive contributors to earnings in 2002.


         The Company continues to focus on managing its net interest margin, especially during periods of changing interest rates. During 2001, the Federal Reserve reduced interest rates an unprecedented eleven times for an aggregate 475 basis point reduction in rates thru December 31, 2001. These rate reductions had a direct impact on the rates earned on the Bank's outstanding floating or adjustable rate loans, as well as new loans, and on the rates earned on other investments. These dramatic reductions in a relatively short period resulted in a reduction in the net interest margin, which declined from 4.77% for the fourth quarter of 2000 to 4.50% for the third and fourth quarter of 2001. The Company believes this modest reduction of 27 basis points decline in the margin during a period when market rates declined 475 basis points to be evidence of the Company's practice of managing and minimizing its exposure to changes in interest rates. For the first quarter of 2002, the Company's net interest margin increased 8 basis points to 4.58% for the quarter. Reference should be made to the comments in the interest rate sensitivity management section contained herein for a discussion on the Company's management of, and exposure to, changing interest rates.

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

         For the three-month period ended March 31, 2002, net interest income increased $361 thousand, or 36%, to $2.0 million from the $1.7 million for the same period in 2001, primarily as a result of increases in the volume of earning assets, and the reduction in interest expense of $71 thousand due to the lower interest rate environment. Total average earning assets increased by $35.3 million, or 41%, from the three-months ended March 31, 2001 to the same period of 2002. The average yield on earning assets decreased by 143 basis points reflecting the dramatic reduction in interest rates during 2001. However, the average rate paid on interest-bearing liabilities declined 199 basis points during this same period. Yields on federal funds and the securities portfolio decreased by 387 and 127 basis points, respectively. Average loans outstanding grew by $37.0 million, or 67%, during the first three-months of 2002 compared to the same period in 2001, but, at the same time, the yield on such loans decreased by 192 basis points. The federal funds rate, which is the short-term liquidity yield, reflected the most sensitivity to declining rates, while loan yields and the securities yields declined, but not as significantly. This is due to the composition of the loan portfolio being comprised of variable, fixed, and adjustable rates, which are not all subject to immediate rate reductions. In the case of the securities portfolio, the Company was able to reinvest the proceeds of called securities into new securities at similar yields, which partially mitigated the call of higher yielding securities.

TABLE 1
AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES



                                                      THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                        MARCH 31, 2002                           MARCH 31, 2001
--------------------------------------------------------------------------------------------------------------------------
                                             AVERAGE                         YIELD/   AVERAGE                       YIELD/
                                             BALANCE       INTEREST           RATE    BALANCE        INTEREST        RATE
--------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans:
   Commercial                               $  33,217      $     524          6.40%  $  23,131      $     547        9.59%
   Commercial real estate                      46,764            941          8.16      23,120            535        9.38
   Consumer                                    12,486            243          7.89       9,172            204        9.02
                                            --------------------------------------   ------------------------------------
     Total Loans                               92,467          1,708          7.49      55,423          1,286        9.41
Taxable securities                             19,065            291          6.19      20,648            329        6.46
Federal funds sold and cash equivalents         9,642             35          1.47       9,800            129        5.34
                                            --------------------------------------   ------------------------------------
        TOTAL EARNING ASSETS                  121,174          2,034          6.81%     85,871          1,744        8.24%
Less allowance for loan losses                 (1,107)                                    (631)
Cash and due from banks                         7,223                                    4,687
Premises and equipment, net                     1,155                                      687
Other assets                                      918                                      566
                                            ---------                                ---------
            TOTAL ASSETS                    $ 129,363                                $  91,180
                                            =========                                =========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing demand deposits            $   5,241      $      14          1.08%  $   4,646      $      27        2.36%
Money market deposit accounts                  46,362            305          2.67      24,668            267        4.39
Savings accounts                                1,058              5          1.92         480              4        3.38
Time deposits                                  32,567            337          4.20      28,267            439        6.30
Trust preferred capital notes                     333              5          6.01          --             --          --
                                            --------------------------------------   ------------------------------------
  TOTAL INTEREST-BEARING
    LIABILITIES                                85,561            666          3.16%     58,061            737        5.15%
                                            --------------------------------------   ------------------------------------
Net Interest Income and Net Yield on
Interest-Earning Assets                                    $   1,368          4.58%                 $   1,007        4.76%
                                                           =======================                  =====================


Noninterest-bearing demand
  deposits                                     31,032                                   21,630
Other liabilities                                 605                                      523
Stockholders' equity                           12,165                                   10,966
                                            ---------                                ---------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $ 129,363                                $  91,180
                                            =========                                =========



         Interest expense for the first three-months of 2002 was $666 thousand compared with $737 thousand in interest expense for the first three-months of 2001. This decrease is predominately a result of the lower interest rate environment which caused interest expense to be lower by $239 thousand offset by an increase in interest expense of $168 thousand due to the higher volume of interest-bearing liabilities most notably in MMDA accounts and Time Deposits. The growth in MMDA accounts was a result of a promotional product at one of the new branches which repriced to normal rates in late 2001 and the growth in Time Deposits was a result of the promotional six-month CD offered to new customers of the new Fairfax City branch which opened in February 2002. The Company offered a special CD rate on 6-month certificates which was a successful campaign to attract new customers to the branch. The special promotional rate will reprice to the normal rate at the end of six months.

         Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average assets and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income for the three-months ended March 31, 2002, as compared to the three-months ended March 31, 2001, is entirely due to the growth in the volume of earning assets and interest-bearing liabilities. Growth in the volume of assets and liabilities resulted in $413 thousand higher net interest income in the first quarter of 2002 compared with the first quarter of 2001 offset by modest negative $52 thousand due to lower interest rate environment in 2002 compared to 2001.

TABLE 2

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                                      March 31
                                                    2002 vs. 2001
                                             -----------------------------
                                                            Due to Change
                                              Increase       in Average:
                                                 or       ----------------
                                             (Decrease)   Volume      Rate
                                             -----------------------------

         EARNING ASSETS:
         Loans                                 $ 422      $ 607      $(185)
         Taxable securities                      (38)       (25)       (13)
         Federal funds sold                      (94)        (1)       (93)
                                               ---------------------------
            Total interest income                290        581       (291)

         INTEREST-BEARING LIABILITIES:
         Interest-bearing demand
            deposits                             (13)         4        (17)
         Money market deposit
         accounts                                 38         71        (33)
         Savings deposits                          1          2         (1)
         Time deposits                          (102)        86       (188)
         Borrowed funds                            5          5         --
                                               ---------------------------
            Total interest expense               (71)       168       (239)
                                               ---------------------------

            Net Interest Income                $ 361      $ 413      $ (52)
                                               ===========================


        First Quarter 2002 vs. 2001 Rate/Volume Analysis. For the first quarter of 2002, net interest income was $1.4 million compared to $1.0 million for the same quarter of 2001, which represents a $361 thousand increase or 36%. For these comparable quarters, the yield on earning assets declined from 8.24% for the first quarter of 2000 to 6.81% in the first quarter of 2002 reflecting the significant decline in interest rates that occurred in 2001. The overall yield on loans dropped 192 basis points, the securities portfolio declined 27 basis points and the yield on Federal funds and cash equivalents declined 387 basis points reflects the amount of decline in interest rates from first quarter last year to first quarter this year.

         Interest expense during these comparable quarters, first quarter 2002 versus first quarter 2001, decreased $71,000 or 10%, from $737 thousand in interest expense in 2001 to $666 thousand in interest expense in 2002. The overall cost of interest-bearing liabilities decreased 199 basis points from 5.15% in 2001 to 3.16% in 2001. The benefit of the decline in interest rates exceeded the increase in interest expense resulting from $27.5 million more in average interest-bearing liabilities.

         The resulting effect of the changes in interest rates between the quarters ended March 31, 2002 and 2001, and the changes in the volume and mix of earning assets and interest-bearing liabilities resulted in a 4.58 % net interest margin in 2002 versus a 4.76% net interest margin in 2001. Management believes that a decline of only 18 basis points in the net interest margin when the overall rate environment changed by nearly 375 basis points is indicative of the Company's interest rate risk management process.

         Reference should be made to the section on Liquidity and Interest Rate Sensitivity Management for discussions on the Company's procedures for managing the effect of changes in interest rates on the earnings of the Company.

TABLE 3


                                                    Three Months Ended                       Three Months Ended
                                                      March 31, 2001                           March 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                            Average                        Yield/    Average                     Yield/
                                            Balance       Interest          Rate     Balance      Interest        Rate
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
  Commercial                               $ 23,131       $    547          9.59%   $ 16,812      $    361         8.64%
  Commercial real estate                     23,120            535          9.38      12,676           328        10.41
  Consumer                                    9,172            204          9.02       3,239            68         8.44
                                           -------------------------------------    -----------------------------------
    Total Loans                              55,423          1,286          9.41      32,727           757         9.30
Taxable securities                           20,648            329          6.46      13,829           224         6.51
Federal funds sold and cash equivalents       9,800            129          5.34       2,814            40         5.72
                                           -------------------------------------    -----------------------------------
        TOTAL EARNING ASSETS                 85,871          1,744          8.24%     49,370         1,021         8.32%
Less allowance for loan losses                 (631)                                    (381)
Cash and due from banks                       4,687                                    3,053
Premises and equipment, net                     687                                      722
Other assets                                    566                                      524
                                           --------                                 --------
        TOTAL ASSETS                       $ 91,180                                 $ 53,288
                                           ========                                 ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearning demand deposits          $  4,646       $     27          2.36%   $  3,124      $     16         2.06%
Money market deposit accounts                24,668            267          4.39      18,646           205         4.42
Savings accounts                                480              4          3.38         308             2         2.61
Time deposits                                28,267            439          6.30      10,799           141         5.25
Borrowed funds                                   --             --            --          --            --            -
                                           -------------------------------------    -----------------------------------
        TOTAL INTEREST-BEARING
          LIABILITIES                        58,061            737          5.15%     32,877           364         4.45%
                                           -------------------------------------    -----------------------------------
Net Interest Income and Net Yield on
Interest-Earning Assets                                   $  1,007          4.76%                 $    657         5.35%
                                                          ======================                  =====================


Noninterest-bearing demand
  deposits                                   21,630                                   13,541
Other liabilities                               523                                      238
Stockholders' equity                         10,966                                    6,632
                                           --------                                 --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $ 91,180                                 $ 53,288
                                           ========                                 ========





You really have your heart set on showing the 2001 vs. 2000 stub comparison, don't you? OK, but next time, lets show it all together in one table for all periods.

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                                           MARCH 31
                                                         2001 VS. 2000
                                                -------------------------------
                                                                DUE TO CHANGE
                                                 INCREASE        IN AVERAGE:
                                                    OR        -----------------
                                                (DECREASE)    VOLUME       RATE
                                                -------------------------------
EARNING ASSETS:
Loans                                              $529        $520        $  9
Taxable securities                                  105         107          (2)
Federal funds sold                                   89          91          (2)
                                                   ----------------------------
Total interest income                               723         718           5

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
deposits                                             11           9           2
Money market deposit
accounts                                             62          63          (1)
Savings deposits                                      2           1           1
Time deposits                                       298         265          33
Borrowed funds                                       --          --          --
                                                   ----------------------------
Total interest expense                              373         338          35
                                                   ----------------------------

Net Interest Income                                $350        $380        $(30)
                                                   ============================



PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon management's judgement as to the adequacy of the allowance to absorb probable inherent losses in the current portfolio. The Company is a relatively new bank with an asset quality that has been very good to date. The Company has charged off only three small loans totaling $20,000 since its opening. There have been no restructured loans or other real estate owned or foreclosed properties. At March 31, 2002, the Company had two loans on nonaccrual status having a current principal balance of $255 thousand, or .26% of total loans and .17% percent of total assets. There were no other loans which were performing but as to which information known to us caused management to have serious doubts as to the ability of the borrower to comply with the current loan repayment terms. In determining the adequacy of the allowance, the value and adequacy of the collateral is considered as well as the growth and composition of the portfolio and the loss experience of other banks in our peer group. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior management, external auditors, and regulatory examiners.

         While the methodology we use for establishing the allowance for loan losses is reevaluated on a regular basis, the Company's current policy is to maintain the allowance at approximately 1.20% to 1.25% of total loans. The Company continues to experience excellent loan growth despite national and regional economic trends affecting larger institutions. The local economy in Northern Virginia continues to remain stronger than other sectors of the country. The Company generally does not lend on speculative real estate development but rather owner-occupied development financing. Pending the development of a negative trend with respect to past due loans or charge off trends, the Company continues to maintain a reserve it believes is adequate but not excessive.

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


                                             March 31, 2002            December 31, 2001            March 31, 2001
                                          ----------------------     ----------------------     ----------------------
                                                        Percent                    Percent                    Percent
                                                        Of Loans                   Of Loans                   Of Loans
                                                           In                         In                         In
($ in thousands)                          Amount        Category     Amount        Category     Amount        Category
                                          ----------------------     ----------------------     ----------------------
Commercial construction                   $  101            8%       $   78            8%       $   61            9%
Commercial                                   310           26%          281           27%          214           31%
Commercial real estate                       645           53%          528           51%          297           44%
Real estate 1-4 family residential            39            3%           40            4%           48            7%
Home equity loans                             19            2%           19            2%           10            2%
Consumer loans                                98            8%           84            8%           51            7%
Overdrafts                                    --            0%           --            0%           --            0%
                                          -------------------        -------------------        -------------------
Total Loans                               $1,212          100%       $1,030          100%       $  681          100%
                                          ===================        ===================        ===================



TABLE 5

         Table 5 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at March 31, 2002. Maturities are based on the earlier of contractual maturity or repricing date.


        ($ in thousands)                                            March 31, 2002
                                                -----------------------------------------------------------
                                                                After One
                                                                  Year
                                                One Year or      Through          After Five
                                                   Less         Five Years          Years            Total
                                                -----------     ----------        ----------         -----

      Commercial  construction                   $ 6,686          $   200          $ 1,283          $ 8,169

      Commercial loans                            18,915            3,112              574           22,601
      Government guaranteed loans                    383            1,867              -0-            2,250
      Commercial real estate                      31,132           20,258              577           51,967
      Real estate mortgage                         1,120            2,023              -0-            3,143
      Home equity loans                            1,531              -0-              -0-            1,531
      Consumer                                     6,663            1,284              -0-            7,947

      Overdrafts                                     190              -0-              -0-              190
                                                 -------          -------          -------          -------
                           Total loans           $66,620          $28,744          $ 2,434          $97,798
                                                 =======          =======          =======          =======

      Fixed Rate                                 $16,007          $12,315          $   577          $28,899
      Variable Rate                               50,613           16,429            1,857           68,899
                                                 -------          -------          -------          -------
                           Total loans           $66,620          $28,744          $ 2,434          $97,798
                                                 =======          =======          =======          =======


         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 2002, total loans were $97.8 million, a 14% increase from the $86.1 million of loans at December 31, 2001 and a 66% increase from $58.8 million of loans at March 31, 2001. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is confined to our market of Northern Virginia. The Company does not engage in highly leveraged transactions or foreign lending activities nor does the Company generally make large unsecured loans.

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

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio consisting of 1-4 family residential loans, home equity loans, and other consumer loans, approximates 15% of the total loan portfolio. See Note 4 to the unaudited consolidated financial statements included in this report for additional information regarding the loan portfolio composition.

INVESTMENT SECURITIES

         The carrying value (fair value) of the Company's securities portfolio declined $4.7 million to $17.4 million at March 31, 2002 from $22.1 million at December 31, 2001 due to several sales of securities and several callable securities being called. Given the yields on securities in the first quarter, the Company has not aggressively reinvested these funds or other liquid funds as part of its overall interest rate risk strategies. The Company currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. In general, our investment philosophy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five to six years or less in the case of fixed rate securities. In the case of mortgage-backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five to six years or less. Mortgage-backed securities with a maturity of ten years or more are generally adjustable rate securities. To the extent possible the Company attempts to "ladder" the maturities of such securities.

TABLE 6

         The following table provides information regarding the composition of our investment portfolio at the dates indicated.


                                                      At March 31, 2002                  At March 31, 2001
                                                 ---------------------------        ----------------------------
($ in thousands)                                                  Percent of                          Percent of
                                                 Balance             Total          Balance              Total
                                                 -------          ----------        -------           ----------
INVESTMENTS AVAILABLE-FOR-SALE
(AT ESTIMATED MARKET VALUE):
U.S. Government Agency
     Obligations                                 $ 3,552              20.5%         $ 8,217              39.7%
Mortgage-backed securities                         7,279              41.9            6,707              32.4
Corporate debt securities                          6,029              34.7            5,384              26.1
                                                 -------             -----          -------             -----
                                                 $16,860              97.1          $20,308              98.2
Other investments                                    509               2.9              370               1.8
                                                 -------             -----          -------             -----
                                Total            $17,369             100.0%         $20,678             100.0%
                                                 =======             =====          =======             =====



TABLE 7

         The following table provides information regarding the maturity composition of our investment portfolio, at book value, at March 31, 2002.

MATURITY OF SECURITIES


                                                    Years to Maturity
-------------------------------------------------------------------------------------------------------------
                                       Within          Over 1 Year         Over 5 Years            Over
(in thousands)                         1 Year        through 5 Years     through 10 Years        10 Years             Total
-----------------------------------------------------------------------------------------------------------------------------------
                                  Amount    Yield   Amount       Yield    Amount   Yield      Amount    Yield   Amount      Yield
-----------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AVAILABLE-FOR-SALE:
U. S. Agency                     $    --     --   $  3,501       6.07%   $    --    $  --    $    --        --   $ 3,501     6.07%
Mortgage-backed securities            --     --      3,931       6.61%        --       --      1,732      6.00%    5,663     6.42%
Adjustable Rate
backed securities                     --     --         --         --         --       --      1,507      5.57%    1,507     5.57%
Corporate bonds                       --     --      2,907       6.13%     3,223     7.11%        --        --     6,130     6.65%
Other securities                                                                                 509      5.77%      509     5.77%
                                 -------          --------               -------             -------             -------
  Total Debt Securities
   Available-for-Sale            $    --     --   $ 10,339       6.29%   $ 3,223     7.11%   $ 3,748      5.80%  $17,310     6.34%
                                 =======          ========               =======             =======             =======


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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At March 31, 2002, our Basic Surplus ratios (net access to cash and secured borrowings) as a percentage of total assets were approximately 10%, compared to the present internal minimum guideline range of 5-10%.

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

         At March 31, 2002, the Company is asset sensitive in the short term and then becomes slightly liability sensitive. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50 bp up and 50 bp down increments. At March 31, 2002, the following 12-month impact on net interest income is estimated to range from a positive impact of 2.7% to a negative impact of -3.0% for the multiple scenarios, which remains within internal policy guidelines. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of March 31, 2002. Clearly the Company is positioned to substantially improve earnings if and when rates rise. With respect to further reductions in rates, Most Likely scenario and the Ramp Down scenarios, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 200 basis point decline is realistic given the already extremely low interest rates. The Most Likely Scenario predicts that rates will remain at current levels until mid-year and then increase by approximately 150 basis points by year-end.

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

         The following table shows the detail of noninterest income for the three-month periods ended March 31, 2002 and 2001.

TABLE 8

                                                   Three-Months Ended March 31,
                                                   ----------------------------
         ($ in thousands)                             2002             2001
                                                   ----------       -----------
         Service charges on deposit accounts          $ 75             $ 51
         Cash management fees                           32               25
         Other fee income                               22               13
         Gain on sale of securities                     16               --
                                                      ----             ----
            Other Noninterest Income                  $145             $ 89
                                                      ====             ====


         The increase in noninterest income for the three months ended March 31, 2002 as compared to the same period in 2001, is the result of the continued growth of the Company and the expansion of products resulting in fee income, such as the increase in cash management fee income and service charges on deposit accounts. These increases are primarily due to the progressively increasing growth in the number and balances of deposit accounts. In addition, for the first three-months of 2002, the Company averaged between $25 to $30 million in off-balance sheet customer sweep accounts for which a fee is earned.

TABLE 9

         The categories of noninterest expense that exceed 1% of operating revenue are as follows:




                                                   Three-Months Ended March 31,
                                                   ----------------------------
         ($ in thousands)                             2002             2001
                                                   ----------       -----------
         Salaries and benefits                        $  513         $  334
         Occupancy cost, net                             125             76
         Equipment expense                                58             37
         Professional fees                                22             23
         Data processing costs                            88             71
         Postage and supplies                             41             22
         Advertising and public relations                 38             17
         Courier and express services                     23             16
         State franchise tax                              38             24
         Other                                            60             38
                                                      ------         ------
              Other Noninterest Expense               $1,006         $  658
                                                      ======         ======

         Noninterest expense increased $348 thousand or 53% from $658 thousand to $1.0 million for the first quarter of 2002, as compared to the same period in 2001. Approximately two-thirds (66%) of the increase or $230,000 in operating expenses incurred in the first quarter of 2002 are applicable to two branches that were not in existence in the first quarter of 2001. The increase in salary and benefit expense of $179,000 is primarily the result of staffing costs for the Leesburg branch opened in April 2001 and the Fairfax branch opened in 2002 as well as merit increases for 2002 and several staff additions in the main office necessary to support the continued growth of the Bank.

         Occupancy cost increased $49 thousand for the first three-months of 2002 compared with a year earlier due to annualized rent increases, the additional branch in Leesburg, and Fairfax, and an additional 1,700 square feet at the Main Office to accommodate the staff additions and for future growth. Equipment costs increased a modest $21 thousand for the same comparative periods due to additional equipment required and software enhancements for the two additional branches. With respect to the increases in data processing, postage and supplies, and courier and express services, the increase are due to the increase in the volume of accounts and business transactions processed in 2002 versus 2001. The increase in the state franchise tax is due to the increased capital of the Bank from earnings retention. Other expenses are up $22 thousand quarter to quarter primarily due to the growth of the Bank and increased volume of banking activities.

TABLE 10

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities as of March 31, 2002.


                                                                     Remaining Maturity
                                                        3 Months    4 to 6    7 to 12    Over 12
         (Dollars in thousands)                          or Less    Months     Months     Months     Total
                                                        --------    ------    -------     ------     -----
         Certificates of deposit less than $100,000      $ 3,536   $  9,613   $  4,167   $ 1,993   $ 19,309
         Certificates of deposit of $100,000 or more       3,717     10,937      7,139       943     22,736
                                                         -------   --------   --------   -------   --------
                                                         $ 7,253   $ 20,550   $ 11,306   $ 2,936   $ 42,045
                                                         =======   ========   ========   =======   ========




CAPITAL MANAGEMENT

         The Company has reported a steady improvement in earnings since the Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and culminated with $125,000 of earnings in 1999 and $810,000 of earnings for 2000, and earnings of $1.1 million for 2001. Due to the growth experienced by the Company, no cash dividends have been declared. This retention of earnings is necessary to ensure capital adequacy to support not only the current level of assets but the asset growth expected in the future. In this respect, the Company was able to participate in a capital market pooled trust preferred offering that closed on March 26, 2002. Five million of trust preferred securities were issued by the Company's subsidiary trust. At March 31, 2002, approximately $4 million of the $5 million qualified at Tier 1 capital. These funds are available to downstream to the capital of the Bank to support the future growth of the Bank. The capital management today is to continue to look at sources of capital and the timing of the availability of additional capital that will be necessary to support the future growth of the organization. As can be seen in the table that follows, both the Bank and the Company are well capitalized and positioned to support further growth.

Capital Requirement. A comparison of the Company's and the Bank's regulatory capital at March 31, 2002, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 11


                                                                             Minimum            Minimum To Be
                                                          Actual           Guidelines         "Well Capitalized"
                                                          ------           ----------         ------------------
Total Risk-Based Capital
     Company                                              16.6%               8.0%                   N/A
     Bank                                                 11.2%               8.0%                  10.0%

Tier 1 Risk-Based Capital
     Company                                              14.6%               4.0%                   N/A
     Bank                                                 10.1%               4.0%                   6.0%

Tier 1 Leverage Ratio
     Company                                              12.4%               3.0%                   N/A
     Bank                                                  8.6%               3.0%                   3.0%



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

(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 3, 2002       BY: /s/John R. Maxwell
                               -------------------------------------------------
                               John R. Maxwell, President &
                               Chief Executive Officer


Date:    May 3, 2002       BY: /s/ Richard I. Linhart
                               -------------------------------------------------
                               Richard I. Linhart, Executive Vice
                               President & Chief Operating and Financial Officer