Form 10QSB
period 2002-06-30
MONROE JAMES BANCORP INC
filed 2002-08-07
CIK 1114868

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002
                                                   --------
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the transition period from ____________________  to ________________________

                        Commission file number 000-32641

                           JAMES MONROE BANCORP, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)

           VIRGINIA                                       54-1941875
------------------------------------        ----------------------------------

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
                                                              ---    ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 6, 2002.

            Common stock, $1 par value--1,839,564 shares outstanding

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                        Page No.
Part I.      Financial Information

             Item. 1. Financial Statements

                      Consolidated Balance Sheets at June 30, 2002,
                           December 31, 2001, June 30, 2001                                  3
                      Consolidated Income Statements for the three-months
                            and six-months ended June 30, 2002 and 2001                      4
                      Consolidated Statements of Changes in Stockholders'
                           Equity for the six-months ended June 30, 2002 and 2001            5
                      Consolidated Statements of Cash Flows for the six-months
                           ended June 30, 2002 and 2001                                      6
                      Notes to Interim Consolidated Financial Statements                     7

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                   11

Part II.     Other Information

             Item 1.  Legal                                                                 23

             Item 2.  Changes in Securities and Use of Proceeds                             23

             Item 3.  Defaults Upon Senior Securities                                       23

             Item 4.  Submission of Matters to a Vote of Security Holders                   23

             Item 5.  Other Information                                                     23

             Item 6.  Exhibits                                                              24


                          PART 1. FINANCIAL INFORMATION

Item. 1. FINANCIAL STATEMENTS

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                      ($ in thousands, except share data)


                                                                              (Unaudited)      (Audited)      (Unaudited)
                                                                               JUNE 30,       DECEMBER 31,      JUNE 30,
                                                                                 2002             2001            2001
                                                                              ----------      ------------    -----------
 ASSETS

Cash and due from banks                                                       $ 12,703         $  5,982         $ 10,584
Interest-bearing deposits in banks                                               2,910            2,035            2,035
Federal funds sold                                                              21,080            9,469           17,671
Securities available-for-sale at fair value                                     46,505           22,119           23,313
Loans, net of allowance for loan losses of $1,283 at June 30, 2002,
     $1,030 at December 31, 2001, and $748 at June 30, 2001                    104,087           85,109           62,723
Bank premises and equipment, net                                                 1,346            1,007              954
Accrued interest receivable                                                        803              631              598
Other assets                                                                       401              306              226
                                                                              --------         --------         --------

                                                                              $189,835         $126,658         $118,104
                                                                              ========         ========         ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
   Noninterest-bearing deposits                                               $ 44,520         $ 35,034         $ 39,443
   Interest-bearing deposits                                                   122,371           79,225           67,018
                                                                              --------         --------         --------
Total deposits                                                                 166,891          114,259          106,461

Trust preferred capital notes                                                    5,000             --               --
Accrued interest payable and other liabilities                                     478              432              405
                                                                              --------         --------         --------
Total liabilities                                                              172,369          114,691          106,866

STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized 2,000,000 shares;
   issued and outstanding 1,839,585 at June 30, 2002, 960,467
   at December 31, 2001, and 960,467 at June 30, 2001                            1,840              960              960
Capital surplus                                                                 13,342            9,522            9,522
Retained earnings                                                                1,851            1,341              695
Accumulated other comprehensive income                                             433              144               61
                                                                              --------         --------         --------
Total stockholders' equity                                                      17,466           11,967           11,238
                                                                              --------         --------         --------

                                                                              $189,835         $126,658         $118,104
                                                                              ========         ========         ========


See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                     ($ in thousands, except per share data)


                                                                       (Unaudited)                       (Unaudited)
                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  ------------------------          -----------------------
                                                                  JUNE 30          JUNE 30          JUNE 30         JUNE 30
                                                                    2002             2001             2002            2001
                                                                  -------          -------          -------         -------

INTEREST INCOME:
   Loans, including fees                                           $1,885           $1,351           $3,590           $2,638
   Securities, taxable                                                428              328              720              657
   Federal funds sold                                                  83              123              116              228
   Other interest income                                                7               18                9               41
                                                                   ------           ------           ------           ------
      Total interest income                                         2,403            1,820            4,435            3,564
INTEREST EXPENSE:
   Deposits                                                           863              736            1,524            1,473
   Borrowed funds                                                      74             --                 77             --
                                                                   ------           ------           ------           ------
      Total interest expense                                          937              736            1,601            1,473
                                                                   ------           ------           ------           ------
      Net interest income                                           1,466            1,084            2,834            2,091

PROVISION FOR LOAN LOSSES                                              70               77              251              158
                                                                   ------           ------           ------           ------
      Net interest income after provision for
      loan losses                                                   1,396            1,007            2,583            1,933
NONINTEREST INCOME:
   Service charges and fees                                            60               54              134              102
   Other                                                               63               49              118               90
   Gain on sale of securities                                        --                  4               16                4
                                                                   ------           ------           ------           ------
      Total noninterest income                                        123              107              268              196
NONINTEREST EXPENSES:
   Salaries and wages                                                 481              304              918              593
   Employee benefits                                                   82               48              158               93
   Occupancy expenses                                                 130               94              256              170
   Equipment expenses                                                  70               46              127               83
   Other operating expenses                                           303              261              613              472
                                                                   ------           ------           ------           ------
      Total noninterest expense                                     1,066              753            2,072            1,411
                                                                   ------           ------           ------           ------
      Income before income taxes                                      453              361              779              718
PROVISION FOR INCOME TAXES                                            157              129              269              252
                                                                   ------           ------           ------           ------
      Net income                                                   $  296           $  232           $  510           $  466
                                                                   ======           ======           ======           ======
EARNINGS PER SHARE-BASIC                                           $ 0.20           $ 0.16           $ 0.35           $ 0.32
                                                                   ======           ======           ======           ======
EARNINGS PER SHARE-DILUTED                                         $ 0.19           $ 0.15           $ 0.33           $ 0.31
                                                                   ======           ======           ======           ======



See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Six Months Ended June 30, 2002 and 2001
                                ($ in thousands)
                                   (Unaudited)


                                                                                      ACCUMULATED
                                                                                         OTHER
                                                                                        COMPRE-       COMPRE-         TOTAL
                                           COMMON        CAPITAL      RETAINED          HENSIVE       HENSIVE      STOCKHOLDERS'
                                            STOCK        SURPLUS      EARNINGS           INCOME        INCOME         EQUITY
                                          ---------     ----------    ---------         --------     ----------     ----------

BALANCE, JANUARY 1, 2001                  $     959     $    9,506    $     229         $     39                    $   10,733
 Comprehensive income:
  Net income                                                                466                       $     466            466
  Net change in unrealized gains
    on available for sale securities,
    net of deferred taxes of $11                                                              22             22             22
                                                                                                      ---------
  Total comprehensive income                                                                          $     488
                                                                                                      =========
  Exercise of stock options                       1             16                                                          17
                                          ---------     ----------    ---------         --------                    ----------
BALANCE, JUNE 30, 2001                    $     960     $    9,522    $     695         $     61                    $   11,238
                                          =========     ==========    =========         ========                    ==========



                                                                                      ACCUMULATED
                                                                                         OTHER
                                                                                        COMPRE-       COMPRE-         TOTAL
                                           COMMON        CAPITAL      RETAINED          HENSIVE       HENSIVE      STOCKHOLDERS'
                                            STOCK        SURPLUS      EARNINGS           INCOME        INCOME         EQUITY
                                          ---------     ----------    ---------         --------     ----------     ----------


BALANCE, JANUARY 1, 2002                  $     960     $    9,522    $   1,341      $     144                      $   11,967
 Comprehensive income:
  Net income                                                                510                       $     510            510
  Net change in unrealized gains
    on available for sale securities,
    net of deferred taxes of $149                                                          289              289            289
                                                                                                      ---------
  Total comprehensive income                                                                          $     799
                                                                                                      =========
  Exercise of stock options                      6              48                                                          54
  Proceeds from sale of common stock           261           4,385                                                       4,646
  Effect of 3 for 2 stock split                613            (613)
                                          --------      ----------    ---------      ---------                      ----------
BALANCE, JUNE 30, 2002                    $  1,840      $   13,342    $   1,851      $     433                      $   17,466
                                          ========      ==========    =========      =========                      ==========


See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)


                                                                                          (Unaudited)
                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                  ----------------------------
                                                                                    2002                 2001
                                                                                  --------            --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $    510            $    466
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                    112                  75
      Provision for loan losses                                                        251                 158
      Gain on sale of securities                                                       (16)                 (4)
      (Increase) in accrued interest receivable                                       (172)                (31)
      Amortization of bond premium                                                      46                  14
      Accretion of bond discount                                                       (19)                (21)
      (Increase)/decrease in other assets                                               49                 (50)
      Increase/(decrease) in accrued interest and other liabilities                     46                 (50)
                                                                                  --------            --------
        Net cash provided by operating activities                                 $    807            $    557
                                                                                  --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                      $(31,610)           $(13,758)
  Proceeds from calls and maturities of securities available for sale                7,359              10,529
  Purchases of premises and equipment                                                 (451)               (338)
  (Increase) in Federal funds sold and interest-bearing deposits                   (12,486)             (7,763)
  Net (increase) in loans                                                          (19,231)            (13,441)
                                                                                  --------            --------
        Net cash (used in) investing activities                                   $(56,419)           $(24,771)
                                                                                  --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, savings deposits
    and money market accounts                                                     $ 32,345            $ 26,961
  Net increase in time deposits                                                     20,288               1,458
  Proceeds from issuance of common stock                                             4,700                  17
  Issuance of trust preferred capital notes                                          5,000                --
                                                                                  --------            --------
        Net cash provided by financing activities                                 $ 62,333            $ 28,436
                                                                                  --------            --------

        Increase in cash and due from banks                                       $  6,721            $  4,222

CASH AND DUE FROM BANKS
  Beginning                                                                          5,982               6,362
                                                                                  --------            --------
  Ending                                                                          $ 12,703            $ 10,584
                                                                                  ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
  Interest paid on deposits                                                       $  1,328            $  1,489
                                                                                  ========            ========
  Income taxes paid                                                               $    346            $    351
                                                                                  ========            ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
  Unrealized gain on securities available for sale                                $    438            $     33
                                                                                  ========            ========



See notes to interim consolidated financial statements.

                    JAMES MONROE BANCORP, INC. AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole subsidiary. James Monroe Bank commenced banking operations on June 8, 1998, and during the period ended June 30, 2002 operated the main office in Arlington, Virginia, and branches in Annandale, Leesburg, and Fairfax, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2001

NOTE 2--

Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months and six-months ended June 30, 2002 and 2001 .


                                                         Three-Months Ended                  Six-Months Ended
                                                               June 30                            June 30
                                                    ----------------------------        ----------------------------
                                                        2002            2001               2002             2001
                                                    ----------------------------        ----------------------------

Net Income                                          $      296        $      232        $      510        $      466

Weighted average shares outstanding--basic           1,452,646         1,440,701         1,447,629         1,439,597
Common share equivalents for stock options              84,051            51,132            78,403            49,955
                                                    ----------------------------        ----------------------------

Weighted average shares outstanding--diluted         1,536,697         1,491,833         1,526,032         1,489,551
                                                    ============================        ============================

Earnings per share-basic                            $     0.20        $     0.16        $     0.35        $     0.32
                                                    ============================        ============================

Earnings per share-diluted                          $     0.19        $     0.15        $     0.33        $     0.31
                                                    ============================        ============================


NOTE 3--

Securities available-for-sale. Securities available-for-sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in stockholders' equity as a component of "accumulated other comprehensive income". Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available-for-sale at June 30, 2002, December 31, 2001, and June 30, 2001, are summarized in the tables that follow. The Company classifies all securities as available-for-sale.


                                                                             June 30, 2002
                                                 -------------------------------------------------------------------
                                                                     Gross                Gross            Estimated
                                                 Amortized         Unrealized          Unrealized            Market
($ in thousands)                                   Cost               Gains               Losses             Value
                                                 --------           --------            ---------           --------

U.S. Government and federal agency               $ 14,096           $    119            $     (6)           $ 14,209
Mortgage-backed securities                         24,091                333                  (1)             24,423
Corporate notes                                     7,153                212                  (1)              7,364
Other securities                                      509               --                  --                   509
                                                 --------           --------            --------            --------
                                                 $ 45,849           $    664            $     (8)           $ 46,505
                                                 ========           ========            ========            ========




                                                                            December 31, 2001
                                                 -------------------------------------------------------------------
                                                                     Gross                Gross            Estimated
                                                 Amortized         Unrealized          Unrealized            Market
($ in thousands)                                   Cost               Gains               Losses             Value
                                                 --------           --------            ---------           --------


U.S. Government and federal agency               $  3,501           $     94            $     (2)           $  3,593
Mortgage-backed securities                          8,008                144                  (2)              8,150
Corporate notes                                     9,958                128                (144)              9,942
Other securities                                      434               --                  --                   434
                                                 --------           --------            --------            --------
                                                 $ 21,901           $    366            $   (148)           $ 22,119
                                                 ========           ========            ========            ========




                                                                             June 30, 2001
                                                 -------------------------------------------------------------------
                                                                     Gross                Gross            Estimated
                                                 Amortized         Unrealized          Unrealized            Market
($ in thousands)                                   Cost               Gains               Losses             Value
                                                 --------           --------            ---------           --------


U.S. Government and federal agency               $  7,107           $     41            $    (15)           $  7,133
Mortgage-backed securities                          6,033                113                  (5)              6,141
Corporate notes                                     9,708                 73                (115)              9,666
Other securities                                      373               --                  --                   373
                                                 --------           --------            --------            --------
                                                 $ 23,221           $    227            $   (135)           $ 23,313
                                                 ========           ========            ========            ========



NOTE 4--

Loans. Major classifications of loans at June 30, 2002 December 31, 2001 and June 30, 2001 are summarized in the following table.


                                                        June 30,             December 31,            June 30,
($ in thousands)                                          2002                  2001                   2001
                                                       ---------              ---------              ---------

Commercial construction                                $   5,955              $   6,545              $   6,998
Commercial loans                                          24,005                 23,478                 18,208
Real estate-Commercial                                    62,187                 44,192                 29,785
Real estate-1-4 family residential                         2,741                  3,363                  4,060
Home equity loans                                          1,718                  1,554                    950
Consumer loans                                             8,571                  6,888                  3,402
Overdrafts                                                   193                    119                     68
                                                       ---------              ---------              ---------
                                                         105,370                 86,139                 63,471

Less allowance for loan losses                            (1,283)                (1,030)                  (748)
                                                       ---------              ---------              ---------
Net Loans                                              $ 104,087              $  85,109              $  62,723
                                                       =========              =========              =========


Changes in the allowance for loan losses are summarized as follows:



                                                                           For the Year
                                                       Six Months              Ended                 Six Months
                                                      Ended June 30,        December 31,            Ended June 30,
($ in thousands)                                          2002                  2001                   2001
                                                       ---------              ---------              ---------


Balance at beginning of year                           $   1,030              $     600              $     600
Charge-offs:
     Commercial                                             --                        5                      5
     Consumer                                               --                       15                      5
Recoveries                                                    (2)                  --                     --
                                                       ---------              ---------              ---------
     Net charge-offs                                          (2)                    20                     10
Provision for loan losses                                    251                    450                    158
                                                       ---------              ---------              ---------
Balance at end of period                               $   1,283              $   1,030              $     748
                                                       =========              =========              =========



The following table presents the amounts of nonperforming assets at the dates indicated.


                                                        June 30,             December 31,            June 30,
($ in thousands)                                          2002                  2001                   2001
                                                       ---------              ---------              ---------


Nonaccrual loans                                       $     250              $      39              $    --
Loans past-due 90-days or more                                 5                   --                      266
Restructured loans                                          --                     --                     --
Other real estate owned                                     --                     --                     --
                                                       ---------              ---------              ---------
     Total nonperforming assets                        $     255              $      39              $     266
                                                       =========              =========              =========


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

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the

NOTE 6--

Common Stock Split. On July 25, 2002, the Company issued 613,195 additional shares necessary to effect a 3 for 2 common stock split to shareholders of record July 11, 2002. The earnings per common share for the periods ended December 31, 2001, and June 30, 2001 have been retroactively adjusted for this split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

This Management's Discussion and Analysis reviews the financial condition and results of operations of James Monroe Bancorp, Inc. and its subsidiary as of and for the three and six-months ended June 30, 2002 and 2001. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein.

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company's critical accounting policies in the second quarter of 2002. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

Homogenous loans, such as consumer installment, residential mortgage loans, home equity loans, and smaller consumer loans are not individually risk graded. Reserves would be established for each homogenous pool of loans based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience. The Company has charged-off three small consumer loans since inception, each approximating $5,000. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected losses in these types of homogenous pools of loans.

The Company's allowance for loan losses, given the lack of loss experience and the lack of material loan delinquency experience, is considered reasonable. The Company has evaluated the ratio maintained by peer banks, the views of its regulators, the current evaluation of the quality of the portfolio, and general economic conditions in the surrounding market, has determined that this level of allowance is prudent and adequate.

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

FINANCIAL OVERVIEW

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2001 ARE:
     o    Assets grew $63.2 million (50%).
     o    Loans grew $19.2 million (22%).
     o    Deposits grew $52.6 million (46%).
     o After interest rates dropped 4.75% in 2001, our net interest margin decreased to 4.50% in the third and fourth quarter of 2001 and declined to 4.15% for the first half of 2002. The sustained low interest rate environment coupled with the significant liquidity generated by the Company in 2002 has caused compression in the net interest margin.
     o The Company raised $5 million of additional capital through the issuance of trust preferred securities by a subsidiary. The trust preferred securities reflect interests in 30-year junior subordinated debentures of the Company, with interest floating on a quarterly basis and a cap on the rate in the first five years of 11%. The initial interest rate in the first quarter was 5.59%.
     o At June 30, 2002 the Company, through a Private Placement offering, raised $4.7 million in equity by the sale of 260 thousand shares of common stock at a price of $18.00 per share. These shares have certain restrictions on their sale for two years. This additional equity along with the $5 million in trust preferred securities sold in the first quarter will provide the Company with sufficient capital to support its asset growth in the near term.
     o Asset quality remains strong with no charge offs in the first half of 2002 and with one loan on nonaccrual status and one loan over 90 days past-due.
     o The Company has excellent liquidity and adequate capital to support further growth.

The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of James Monroe Bancorp, Inc. and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2001.

BALANCE SHEETS

Total assets increased to $189.8 million at June 30, 2002, an increase of $63.2 million from December 31, 2001, and an increase of $71.7 million from June 30, 2001. The increase in assets since December 31, 2001 resulted from the Company's emphasis on deposit generation as much as loan generation. During the six-months ended June 30, 2002, deposits increased $52.6 million over December 31, 2001, with noninterest-bearing deposits increasing $9.5 million, and interest-bearing deposits increasing $43.1 million. With the growth in deposits, $5 million raised in the issuance of the trust preferred capital notes and another $4.7 million in common stock sale proceeds, the Company was able to fund $19.2 million net increase in loans, added $24.4 million to the securities portfolio, and increased the Company's short-term liquidity (cash, Federal funds sold and interest-bearing deposits) position by $19.2 million.

QUARTERLY RESULTS OF OPERATIONS

                                                                 2002                                          2001
                                                ---------------------------------- --------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)                      SECOND            FIRST         FOURTH          THIRD         SECOND
                                                ------------------- -------------- --------------  ------------- --------------
RESULTS OF OPERATIONS:
----------------------
Net interest income                           $       1,467     $       1,368     $       1,317     $       1,222     $       1,084
Provision for loan and lease losses                      70               181               183               109                77
Other income                                            123               145               182               176               107
Noninterest expense                                   1,066             1,006               855               767               753
Income before taxes                                     454               326               461               522               361
Net income                                              296               214               309               337               232

PER SHARE DATA:
---------------
Earnings per share, basic                     $        0.20     $        0.15     $        0.21     $        0.23     $        0.16
Earnings per share, diluted                   $        0.19     $        0.14     $        0.20     $        0.23     $        0.15
Weighted average shares
     outstanding-basic                            1,452,646         1,442,612         1,440,701         1,440,701         1,440,701
              -diluted                            1,536,698         1,515,366         1,507,503         1,490,201         1,491,833

AT PERIOD END
-------------
Loans                                         $     105,370     $      97,798     $      86,139     $      73,551     $      63,471
Earning assets                                      175,864           143,738           119,762           118,617           106,490
Total assets                                        189,835           154,094           126,658           126,895           118,104
Deposits                                            166,891           136,462           114,259           114,487           106,461
Stockholders' equity                                 17,466            12,114            11,967            11,878            11,238

Book value                                    $        9.49     $        8.38     $        8.31     $        8.24     $        7.80
Shares outstanding                                1,839,564         1,446,251         1,440,701         1,440,701         1,440,701

PERFORMANCE RATIOS:
-------------------
Return on average assets                               0.73%             0.67%             0.99%             1.16%             0.90%
Return on average equity                               9.56%             7.13%            10.08%            11.51%             8.21%
Net interest margin                                    3.86%             4.58%             4.50%             4.50%             4.54%
Efficiency ratio                                      67.04%            66.49%            57.04%            54.86%            63.22%

OTHER RATIOS:
-------------
Allowance for loan losses to total
     loans                                             1.22%             1.24%             1.20%             1.16%             1.18%
Equity to assets                                       9.20%             7.86%             9.45%             9.36%             9.52%
Nonperforming assets to total
     assets                                            0.13%             0.17%             0.21%             0.21%             0.23%
Net charge-offs to average loans                       0.00%             0.00%             0.01%             0.01%             0.02%
Risk-Adjusted Capital Ratios:
     Tier 1                                            17.9%             14.6%             11.9%             12.9%             14.0%
     Total                                             18.9%             16.6%             13.0%             13.9%             14.9%
     Leverage Ratio                                    13.4%             12.4%              9.5%             11.2%             10.8%


Note: Share and per share amounts have been adjusted to reflect the 3 for 2 stock split declared June 12, 2002 payable July 25, 2002.

      For the quarter ended June 30, 2002, the Company earned $296,000 or $.19 per share on a diluted basis and adjusted for the 3 for 2 stock split paid July 25, 2002, compared with $232,000, or $.15 per share, for the comparable quarter of 2001. Annualized return on average assets was .73% for the three-months ended June 30, 2002, compared with .90% for the same quarter in 2001, and the return on average equity was 9.56% for the quarter ended June 30, 2002, compared with 8.21% for the second quarter of 2002.

         For the six-month period ended June 30, 2002, the Company had net income of $510,000, or $.33 per share fully diluted and adjusted for the 3 for 2 stock split, compared to $466,000, or $.31 per share, for the comparable six-month period of 2001, both on a diluted basis. Annualized return on average assets was .70% for the six-months ended June 30, 2002, compared with ..97% for the same period in 2001, and the return on average equity was 8.32% for the six-months ended June 30, 2002, compared with 8.43% for the same period of 2001.

         The Company's per share earnings and the returns on assets and equity for the for the three and six month periods ended June 30, 2002 have not been materially affected by the issuance of 260 thousand new shares as this transaction was completed on June 30, 2002. Thus the additional shares did not materially affect the computation of weighted average shares outstanding. As well, the recording of the additional equity as of June 30, 2002, did not materially affect the computation of average assets or average equity for the quarter and six-months ended June 30, 2002.

         The Company continues to focus on managing its net interest margin, especially during periods of changing interest rates. In the first half of 2001, the Federal Reserve reduced interest rates an unprecedented six times for an aggregate 275 basis point reduction in rates and an aggregate reduction of 475 basis points during 2001. Since the end of 2001, the Federal Reserve has not changed interest rates. This sustained low rate environment has over time caused compression on the Company's net interest margin. The competitive deposit rate market has basically not reduced deposit rates any further, over time additional adjustable rate loans and securities continue to reprice downward, and new funds generated from loan and security payments and new deposits are employed in lower loans and/or investments thus compressing the net interest margin. As a result of this sustained low rate environment and the inability due to market forces to further lower deposit rates, the net Company's net interest margin has declined from 4.58% in the first quarter of 2002 to 3.86% in the second quarter. The Company expects this environment to continue, or possible see further rate reductions, which, coupled with the increase in short-term funds such as Federal Funds Sold, the Company would expect to see further compression in its net interest margin. Despite this rate environment, the Company's practice of managing its interest rate risk process has been successful in mitigating the impact. Reference should be made to the comments in the interest rate sensitivity management section contained herein for a discussion on the Company's management of, and exposure to, changing interest rates.

NET INTEREST INCOME

         Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings. Unlike the larger regional or mega-banks that have significant sources of fee income, community banks, such as James Monroe Bank, rely on net interest income from traditional banking activities as the primary revenue source.

         For the six-month period ended June 30, 2002, net interest income increased $743,000, or 36%, to $2.8 million from the $2.1 million during the same period in 2001. The increase in the volume of earning assets and interest-bearing liabilities resulted in a $1.6 million increase in net interest income. However, the change in the interest rates earned and paid resulted in a reduction in the net interest income for the same comparative periods by $886 thousand, leaving the net impact on net interest income of an increase of $ $743,000. Total average earning assets increased by $46.9 million, or 52%, from the six-months ended June 30, 2001 to the same period of 2002. The yield on earning assets decreased by 142 basis points reflecting the dramatic reduction in interest rates during 2001 and sustained during 2002. For the same comparative periods, the cost of interest-bearing liabilities declined 170 basis points. Yields on the Company's short-term liquidity funds such as the federal funds decreased by 304 basis points and the securities portfolio yield decreased by 58 basis points. Average loans outstanding grew by $38.5 million, or 66%, during the first half of 2002 compared to the same period in 2001, and the yield on such loans decreased by 164 basis points. The federal funds rate, which is the short-term liquidity yield, reflected the most sensitivity to declining rates, while loan yields and the securities yields declined, but not as significantly. This is due to the composition of the loan portfolio being comprised of variable, fixed, and adjustable rates, which are not all subject to immediate rate reductions. But as stated earlier, over time, as the low rate environment continues, the adjustable rate loans reprice downward. In the case of the securities portfolio, many agency bonds were called in 2001 and 2002 and were reinvested in lower yielding securities.

TABLE 1 AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES



                                                         SIX MONTHS ENDED                        SIX MONTHS ENDED
                                                           JUNE 30, 2002                           JUNE 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                               AVERAGE                       YIELD/    AVERAGE                      YIELD/
                                               BALANCE       INTEREST         RATE     BALANCE      INTEREST        RATE
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
   Commercial                                 $  30,754      $  1,028         6.74%   $ 23,715      $  1,086         9.23%
   Commercial real estate                        53,310      $  2,091         7.91      25,112         1,134         9.11
   Consumer                                      12,836           471         7.40       9,561           418         8.82
                                              ------------------------------------    -----------------------------------
     Total Loans                                 96,900         3,590         7.47      58,388         2,638         9.11
Taxable securities                               24,935           720         5.82      20,702           657         6.40
Federal funds sold and interest-bearing
deposits                                         15,848           125         1.59      11,711           269         4.63
                                              ------------------------------------    -----------------------------------
                      TOTAL EARNING ASSETS      137,683         4,435         6.50%     90,801         3,564         7.92%
Less allowance for loan losses                   (1,171)                                  (669)
Cash and due from banks                           8,334                                  5,550
Premises and equipment, net                       1,237                                    805
Other assets                                      1,114                                    725
                                              ---------                               --------
                              TOTAL ASSETS    $ 147,197                               $ 97,212
                                              =========                               ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearning demand deposits             $   5,190      $     27         1.05%   $  4,838      $     49         2.04%
Money market deposit accounts                    52,109           681         2.64      26,975           551         4.12
Savings accounts                                  1,119            10         1.80         540             8         2.99
Time deposits                                    40,192           805         4.04      28,391           865         6.14
Trust preferred capital notes                     2,680            77         5.79        --             --           --
                                              ------------------------------------    -----------------------------------
                    TOTAL INTEREST-BEARING
                               LIABILITIES      101,290         1,600         3.19%     60,744         1,473         4.89%
                                              ------------------------------------    -----------------------------------

Net Interest Income and Net Yield on
Interest-Earning Assets                                      $  2,835         4.15%                 $  2,091         4.64%
                                                             =====================                  =====================

Noninterest-bearing demand
  deposits                                       32,911                                 24,788
Other liabilities                                   631                                    530
Stockholders' equity                             12,365                                 11,150
                                              ---------                               --------
                     TOTAL LIABILITIES AND
                      STOCKHOLDERS' EQUITY    $ 147,197                               $ 97,212
                                              =========                               ========


         Interest expense for the first six-months of 2002 was $1.6 million compared with $1.5 million in interest expense for the first six-months of 2001. This increase is predominately a result of the growth in the volume of interest-bearing liabilities of $40.5 million. Most of the Company's interest-bearing time deposits have maturities of one year or less and therefore, when rates fall, these deposits will not immediately reprice at lower rates, becoming eligible for repricing at lower rates during the 12 months following a declining rate environment. Of the increase in interest expense for the six-month comparative periods in the amount of $128 thousand, over half of this increase, or $77 thousand, is attributable to the issuance of the $5 million of trust preferred capital notes in 2002. As previously stated, it can be seen that the Company has not been able to reduce deposit rates in the competitive market place and with the sustained low rate environment, the asset yields have dropped and the net interest margin was compressed thus dropping from 4.64% in 2001 to 4.15% in 2002.

                  Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average assets and the changes in interest rates. As previously discussed, the table shows the increase in net interest income for the six-months ended June 30, 2002, as compared to the six-months ended June 30, 2001, grew by $1.6 million from the increase in the volume of earning assets and interest-bearing liabilities offset by the negative effect of changes in interest rates of $886,000 thousand.

TABLE 2

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                                   SIX-MONTHS ENDED JUNE 30
                                                        2002 VS. 2001
                                             ----------------------------------
                                                              DUE TO CHANGE
                                              INCREASE         IN AVERAGE
                                                 OR        --------------------
($ in thousands)                             (DECREASE)    VOLUME         RATE
                                             ----------------------------------
EARNING ASSETS:
Loans                                         $   952      $ 1,309      $  (357)
Taxable securities                                 63          112          (49)
Federal funds sold and interest-
bearing deposits                                 (144)         169         (313)
                                              ---------------------------------
     Total interest income                        871        1,590         (719)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
     deposits                                     (22)           3          (25)
Money market deposit
     accounts                                     130          212          (82)
Savings deposits                                    2            3           (1)
Time deposits                                     (59)        (334)         275
Trust preferred capital notes                      77           77         --
                                              ---------------------------------
     Total interest expense                       128          (39)         167
                                              ---------------------------------
Net Interest Income                           $   743      $ 1,629      $  (886)
                                              =================================

CHANGES IN NET INTEREST INCOME--SECOND QUARTER

         For the second quarter of 2002, net interest income was $1.5 million compared to $1.1 million for the same quarter of 2001, which represents a $382,000 increase or 35%. For these comparable quarters, the yield on earning assets declined from 7.63% for the second quarter of 2001 to 6.26% in the second quarter of 2002 reflecting the significantly lower interest rate environment in 2002 compared to 2001. The overall yield on loans declined 138 basis points, the securities portfolio declined 77 basis points and the yield on Federal funds and cash equivalents declined 252 basis points reflecting the lower interest rate environment.

         Interest expense during these comparable quarters, second quarter 2002 versus second quarter 2001, increased $201,000 or 27% from $736,000 to $937,000. The overall cost of interest-bearing liabilities decreased 144 basis points from 4.66% in 2001 to 3.22% in 2002 due to the lower rate environment. The increase in interest expense between second quarter 2002 and 2001 is primarily due to the increase in the amount of average interest-bearing liabilities.

         The resulting effect of the changes in interest rates between these comparable periods, and the changes in the mix of earning assets and interest-bearing liabilities resulted in the net interest margin declining from 4.54% last year to 3.82% for the second quarter this year. The decline is attributable to two primary factors. One general level of interest rates is down over 250 basis points. Second, the Company's ability to generate deposits has outpaced its ability to generate loans in 2002, thus significant liquidity has been generated. This liquidity has been invested in both additional securities and Federal funds; however, the rate paid on these investments are at significantly lower rates this year than were available last year.

         Reference should be made to the section on Liquidity and Interest Rate Sensitivity Management for discussions on the Company's procedures for managing the effect of changes in interest rates on the earnings of the Company.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon management's judgment as to the adequacy of the allowance to absorb future possible losses. The Company is a relatively young bank (4 years) with minimal charge offs, nonperforming loans and nonaccrual loans to date. The asset quality to date has been good. The Company had four small loans totaling $20 thousand charged off in 2001 and no charge offs in 2002. There have been no restructured loans or other real estate owned or foreclosed properties. At June 30, 2002, the Company had one loans on nonaccrual status in the amount of $250 thousand and one consumer loan over 90-days past due for $5 thousand. There were no other loans which were performing but as to which information known to us caused management to have serious doubts as to the ability of the borrower to comply with the current loan repayment terms. In determining the adequacy of the allowance, the Company first reviews all loans on the "watch list" to evaluate the amount of, if any, potential loss exposure. The Company then evaluates the loans, if any on the 30-day or more past-due list to determine if the credit will continue to deteriorate or whether the loan will return to current status. The collateral value and assessment of the creditor is evaluated. The value and adequacy of the collateral on all other credits not previously evaluated is considered as well as the growth and composition of the portfolio and the loss experience of other banks in our peer group. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior management, external auditors, and regulatory examiners. The aggregate evaluation of these credits is considered on the amount of specific or general allocation of the allowance. To date, the Company believes that the allowance is adequate. While the methodology used for establishing the allowance for loan losses is reevaluated on a regular basis, the Company's current policy is to maintain the allowance at approximately 1.20% to 1.25% of total loans. As reflected in Table 3 below, the allowance is allocated among the various categories of loans in rough proportion to the level of loans outstanding in such categories as a result of the methodology followed adjusted for specifically allocating $250 thousand to the Commercial Loan category for the above mentioned credit. Management considers the allowance to be adequate for the periods presented.

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



                                                  June 30, 2002            December 31, 2001            June 30, 2001
                                             ----------------------     ----------------------     -----------------------
                                                           Percent                    Percent                     Percent
                                                           Of Loans                   Of Loans                    Of Loans
                                                              In                         In                          In
($ in thousands)                             Amount        Category     Amount        Category     Amount         Category
                                             ----------------------     ----------------------     -----------------------
Commercial construction                      $   73            6%       $   78            8%       $  300           11%
Commercial                                      547           23%          281           27%          352           29%
Commercial real estate                          507           59%          528           51%           45           47%
Real estate 1-4 family residential               28            2%           40            4%            6            6%
Home equity loans                                21            2%           19            2%            4            2%
Consumer loans                                  104            8%           84            8%           34            5%
Overdrafts                                        2            0%         --              0%         --              0%
                                             -------------------        -------------------        -------------------
Total Loans                                  $1,283          100%       $1,030          100%       $  741          100%
                                             ===================        ===================        ===================




LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 2002, total loans were $105.4 million, a $19.2 million increase from the $86.1 million of loans at December 31, 2001. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is confined to our market of Northern Virginia. The Company does not engage in highly leveraged transactions or foreign lending activities nor does the Company generally make large unsecured loans.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. Commercial construction loans are generally owner occupied construction loans. There are no substantial loan concentrations to any one industry or to any one borrower or group of related borrowers.

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, approximates 12% of the portfolio compared to 14% and December 31, and 13% at June 30, 2001.

INVESTMENT SECURITIES

         The carrying value (fair value) of the Company's securities portfolio increased $24.4 million to $46.5 million at June 30, 2002 from $22.1 million at December 31, 2001. The Company currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. The $5 million resulting from the issuance of trust preferred securities was invested in various government agency securities that contributed to the $24.4 million increase in securities. In general, our investment philosophy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five to six years or less in the case of fixed rate securities. In the case of mortgage-backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five to six years or less. Mortgage-backed securities with a maturity of ten years or more are generally adjustable rate securities. To the extent possible the Company attempts to "ladder" the maturities of such securities.

TABLE 4

         The following table provides information regarding the composition of our investment portfolio at book value at June 30, 2002.


MATURITY OF SECURITIES



                                                 YEARS TO MATURITY
-----------------------------------------------------------------------------------------------------------
                                       WITHIN          OVER 1 YEAR       OVER 5 YEARS            OVER
($ IN THOUSANDS)                       1 YEAR        THROUGH 5 YEARS   THROUGH 10 YEARS        10 YEARS             TOTAL
---------------------------------------------------------------------------------------------------------------------------------
                                  AMOUNT   YIELD    AMOUNT      YIELD   AMOUNT    YIELD   AMOUNT     YIELD    AMOUNT       YIELD
---------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS AVAILABLE-FOR-SALE:
U. S. Agency                      $  --     --     $ 14,096     3.84%   $  --     0.00%   $  --       0.00%   $14,096       3.84%
Mortgage-backed securities           --     --        6,296     5.52%      --      --      11,730     6.35%    18,026       6.06%
Adjustable Rate Mortgage-
backed securities                    --     --         --        --        --      --       6,065     4.88%     6,065       4.88%
Corporate bonds                      --     --        3,931     5.52%     1,531   6.61%     1,691     7.55%     7,153       6.23%
Other securities                                                                              509     5.16%       509       5.16%
                                  -----            --------             -------           -------             -------
         TOTAL DEBT SECURITIES
            AVAILABLE-FOR-SALE    $  --     --     $ 24,323     4.55%   $ 1,531   6.61%   $19,995     5.97%   $45,849       5.24%
                                  =====            ========             =======           =======             =======



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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At June 30, 2002, our Basic Surplus ratios (net access to cash and secured borrowings) as a percentage of total assets were approximately 14%, compared to the present internal minimum guideline range of 5% to 10%.

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

         At June 30, 2002, the Company is asset sensitive in the short term and then becomes slightly liability sensitive. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50 bp up and 50 bp down increments. At June
30, 2002, the following 12-month impact on net interest income is estimated to range from a positive impact of 2.5% to a negative impact of 5.7% for the multiple scenarios, which remains within internal policy guidelines. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of June 30, 2002.

                  Static rates                                   -0-%
                  Most Likely rates                              -2.8%
                  Ramp Up 100bp-12 Mo.                           +1.3%
                  Ramp Up 200bp-12 Mo.                           +2.5%
                  Ramp Down 100 bp-12 Mo.                        -1.4%
                  Ramp Down 200bp-12 Mo.                         -3.0%
                  Rising rate scenario                           +0.6%
                  Declining rate scenario                        -6.0%


NONINTEREST INCOME AND EXPENSE

         Noninterest income consists primarily of services charges on deposit accounts and fees and other charges for banking services. Noninterest expense consists primarily of salary and benefit costs and occupancy and equipment expense.

         The following table shows the detail of noninterest income for the six-month periods ended June 30, 2002 and 2001.

TABLE 5



                                              Three-Months Ended June 30,          Six-Months Ended June 30,
                                              --------------------------------------------------------------
($ in thousands)                                2002              2001              2002              2001
                                              --------          --------          --------          --------
Service charges on deposit
accounts                                        $ 60              $ 54              $134              $102
Cash management fees                              33                27                64                52
Other fee income                                  30                22                54                38
Gain on sale of securities                       --                  4                16                 4
                                                ----              ----              ----              ----
        Other Noninterest Income                $123              $107              $268              $196
                                                ====              ====              ====              ====


         The increase in noninterest income for the three and six months ended June 30, 2002 as compared to the same periods in 2001, is the result of the continued growth of the Company and the expansion of products and services resulting in fee income, such as the increase in cash management fee income and service charges on deposit accounts. These increases are primarily due to the progressively increasing growth in the number and balances of deposit accounts. In addition, for the first six months of 2002, the Company averaged between $25 to $30 million in off-balance sheet customer sweep accounts for which a fee is earned, compared to $16 to $20 million in off-balance sheet sweep balances in 2001.

TABLE 6

         The categories of noninterest expense that exceed 1% of operating revenue are as follows:


                                                   Three-Months Ended June 30,         Six-Months Ended June 30,
                                                   ---------------------------         -------------------------
($ in thousands)                                     2002               2001             2002              2001
                                                   -------            --------         -------            ------

     Salaries and benefits                          $  563            $  352            $1,076            $  686
     Occupancy cost, net                               130                94               256               170
     Equipment expense                                  70                46               127                83
     Professional fees                                  31                43                60                66
     Data processing costs                              85                57               173               128
     Postage and supplies                               23                28                69                50
     Advertising and public relations                   31                19                69                36
     Courier amd express services                       25                17                48                33
     State franchise tax                                30                24                60                48
     Other                                              78                73               134               111
                                                    ------            ------            ------            ------
               Other Noninterest Expense            $1,066            $  753            $2,072            $1,411
                                                    ======            ======            ======            ======



         Noninterest expense increased $661,000 or 47% from $1.4 million to $2.1 million for the first six-months of 2002, compared to the same period in 2001. The increase in salary and benefit expense of $390,000 is primarily the result of staff merit increases for 2002 and the additional staff for a branch opened in April 2001, another branch opened in February 2002, and the staffing for the Company's fourth branch which opened in July 2002. In addition, the growth in the size of the Company also required adding additional personnel in the main office to support the volume of business.

         Occupancy cost increased $86,000 for the first half of 2002 compared with a year earlier due to annualized rent increases and the additional branches. Equipment costs increased $44,000 for the same comparative periods representing additional furnishings for the two branches, additional computer equipment for the branches and additional personnel. With respect to the increases in data processing, postage and supplies, and courier and express services, the increase are due to the increase in the volume of accounts and business transactions processed in 2002 versus 2001. The increase in the state franchise tax is due to the increased capital of the Bank. The franchise tax is based on approximately 1% of capital with some adjustments.

CAPITAL MANAGEMENT

         The Company has reported a steady improvement in earnings since the Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and culminated with $125,000 of earnings in 1999 and $810,000 of earnings for 2000, and $1.1 million in net income for 2001. Earnings for the first six-months of 2002 were $510,000, bringing the Company's retained earnings to a positive $1.9 million. The capital management policy today is to continue to look at sources of capital and the timing of the availability of additional capital that will be necessary to support the future growth of the organization and maintain capital ratios that meets the regulatory guideline definition of "well capitalized". In this respect, the Company was able to participate in a capital market pooled trust preferred offering that closed on March 26, 2002. Five million of trust preferred securities were issued by the Company's subsidiary trust. At June 30, 2002, the full $5 million qualified at Tier 1 capital. The rate on these securities for the first quarterly interest rate period was 5.60% and 5.47% for the next quarterly interest period. The after tax cost of this equity of approximately 3.65% makes these securities an extremely attractive low cost of capital. These funds are available to downstream to the capital of the Bank to support the future growth of the Bank.

The Company also completed on June 30, 2002, a Private Placement offering which resulted in the sale of 260 thousand shares of common stock at a price of $18 per share. Four million of the $4.7 million in capital raised has been down-streamed to the Bank as capital to support the growth of the Bank and to maintain adequate capital ratios as previously discussed. These two capital raising endeavors should be adequate to support the growth of the Company for a year or two depending on how rapidly the Company continues to grow.

The capital management policy today is to continue to look at sources of capital and the timing of the availability of additional capital that will be necessary to support the future growth of the organization. As can be seen in the table that follows, both the Bank and the Company are well capitalized and well positioned to support further growth.

Capital Requirement. A comparison of the Company's and the Bank's regulatory capital at June 30, 2002, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 7



                                                       Minimum             Minimum To Be
                                     Actual           Guidelines         "Well Capitalized"
                                     ------           ----------         ------------------
Total Risk-Based Capital
     Company                          18.9%               8.0%                   N/A
     Bank                             12.0%               8.0%                  10.0%

Tier 1 Risk-Based Capital
     Company                          17.9%               4.0%                   N/A
     Bank                             11.0%               4.0%                   6.0%

Tier 1 Leverage Ratio
     Company                          13.4%               5.0%                   N/A
     Bank                              8.4%               5.0%                   5.0%


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds

         Sale of Unregistered Securities. On June 30, 2002, the Company completed the sale of 260,523 shares of its common stock, $1.00 par value, in a private placement transaction to accredited investors and 26 nonaccredited investors, conducted in accordance with the provisions of Rule 506 promulgated under Section 4(2) of the Securities Exchange Act of 1934. The shares were sold for cash at a price of $18.00 per share, resulting in gross proceeds of $4,689,414. No person or entity underwrote any portion of the offering. Commissions of approximately $.72 per share, or $25,200 in the aggregate were paid to a registered broker dealer acting as finder in connection with the sale of 35,000 shares to two investors in the offering.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security

         On April 26, 2002, the annual meeting of shareholders of the Company was held for the purpose of electing twelve (12) directors to serve until the next annual meeting and until their successors are duly elected and qualified. The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.


-------------------------------------------------------------------------------------------------------
Name                                   For          Against/Withheld   Abstentions   Broker Non-votes
-------------------------------------------------------------------------------------------------------

Fred A. Burroughs, III              648,060          3,250              --              --
-------------------------------------------------------------------------------------------------------
Dr. Terry L. Collins                648,060          3,250              --              --
-------------------------------------------------------------------------------------------------------
Norman P. Horn                      648,060          3,250              --              --
-------------------------------------------------------------------------------------------------------
Dr. David C. Karlgaard              648,060          3,250              --              --
-------------------------------------------------------------------------------------------------------
Richard I. Linhart                  648,060          3,250              --              --
-------------------------------------------------------------------------------------------------------
Richard C. Litman                   648,060          3,250              --              --
-------------------------------------------------------------------------------------------------------
John R. Maxwell                     648,060          3,250              --              --
-------------------------------------------------------------------------------------------------------
Dr. Alvin E. Nashman                648,060          3,250              --              --
-------------------------------------------------------------------------------------------------------
Helen L. Newman                     648,060          3,250              --              --
-------------------------------------------------------------------------------------------------------
Thomas L. Patterson                 648,060          3,250              --              --
-------------------------------------------------------------------------------------------------------
David W. Pijor                      648,060          3,250              --              --
-------------------------------------------------------------------------------------------------------
Russell E. Sherman                  648,060          3,250              --              --
-------------------------------------------------------------------------------------------------------

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

         21       Subsidiaries

                  The sole subsidiaries of the Company are:

                  James Monroe Bank, organized under Virginia law, of which the Company owns 100% of the outstanding capital stock; and

                  James Monroe Statutory Trust I, a business trust organized under Connecticut law, of which the Company owns all of the outstanding voting securities.

         99(a)    Certification of John R. Maxwell, President and Chief Executive Officer

         99(b)    Certification of Richard I. Linhart, Executive Vice President and Chief Financial Officer

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

Date:    August 6, 2002             BY: /s/John R. Maxwell
                                        ---------------------------------------
                                             John R. Maxwell, President &
                                             Chief Executive Officer


Date:    August 6, 2002             BY:  /s/ Richard I. Linhart
                                         ---------------------------------------
                                             Richard I. Linhart, Executive Vice
                                             President & Chief Operating and
                                                Financial Officer