Form 10QSB
period 2002-09-30
MONROE JAMES BANCORP INC
filed 2002-11-07
CIK 1114868

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the transition period from ______________________to_________________________

                        Commission file number 000-32641

                           JAMES MONROE BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            VIRGINIA                                             54-1941875
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)



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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002.

            Common stock, $1 par value--1,839,564 shares outstanding

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS


                                                                                      Page No.

Part I.     Financial Information

            Item 1.  Financial Statements

                     Consolidated Balance Sheets at September 30, 2002,
                          December 31, 2001, and September 30, 2001                       3
                     Consolidated Income Statements for the three-months
                           and nine-months ended September 30, 2002 and 2001              4
                     Consolidated Statements of Changes in Stockholders'
                          Equity for the nine-months ended September 30, 2002 and 2001    5
                     Consolidated Statements of Cash Flows for the nine-months
                          ended September 30, 2002 and 2001                               6
                     Notes to Interim Consolidated Financial Statements                   7

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 11
            Item 3.  Controls and Procedures                                             27

Part II              Other Information

            Item 1.  Legal Proceedings                                                   28
            Item 2.  Changes in Securities                                               28
            Item 3.  Defaults Upon Senior Securities                                     28

            Item 4.  Submission of Matters to a Vote of Security Holders                 28

            Item 5.  Other Information                                                   28

            Item 6.  Exhibits and Reports on Form 8-K                                    28

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     JAMES MONROE BANCORP, INC.
                           AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS
                 ($ in thousands, except share data)

                                                         (Unaudited)      (Audited)     (Unaudited)
                                                         SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
                                                             2002            2001          2001
                                                         -------------    ------------   -------------
ASSETS

Cash and due from banks                                    $ 17,432       $  5,982       $  7,446
Interest-bearing deposits in banks                              406          2,035          2,033
Federal funds sold                                           10,853          9,469         16,639
Securities available-for-sale at fair value                  58,990         22,119         26,384
Loans, net of allowance for loan losses of $1,414
     at September 30, 2002, $1,030 at December 31,
     2001, and $851 at September 30, 2001                   113,889         85,109         72,700
Bank premises and equipment, net                              1,340          1,007            895
Accrued interest receivable                                     862            631            686
Other assets                                                    316            306            102
                                                           --------       --------       --------
                                                           $204,088       $126,658       $126,895
                                                           ========       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits:
  Noninterest-bearing deposits                             $ 56,543       $ 35,034       $ 39,865
  Interest-bearing deposits                                 123,795         79,225         74,622
                                                           --------       --------       --------
    Total deposits                                          180,338        114,259        114,487

 Trust preferred capital notes                                5,000             --             --
 Accrued interest payable and other liabilities                 621            432            530
                                                           --------       --------       --------
    Total liabilities                                       185,959        114,691        115,017
                                                           --------       --------       --------


STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized 5,000,000 shares;
   issued and outstanding 1,839,564 at September 30,          1,840            960            960
   2002, 960,467 at December 31, 2001, and 960,467 at
   September 30, 2001
 Capital surplus                                             13,342          9,522          9,522
 Retained earnings                                            2,233          1,341          1,032
 Accumulated other comprehensive income                         714            144            364
                                                           --------       --------       --------
    Total stockholders' equity                               18,129         11,967         11,878
                                                           --------       --------       --------
                                                           $204,088       $126,658       $126,895
                                                           ========       ========       ========


See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                             (Unaudited)                              (Unaudited)
                                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 --------------------------------------   -------------------------------------
                                                  SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                       2002                2001                 2002                2001
                                                  -------------        -------------       -------------       -------------
INTEREST INCOME:
  Loans, including fees                               $2,041               $1,441               $5,632               $4,079
  Securities, taxable                                    628                  421                1,347                1,078
  Federal funds sold                                      71                   99                  187                  327
  Other interest income                                    1                   14                   11                   55
                                                       ------               ------               ------               ------
             Total interest income                     2,741                1,975                7,177                5,539

INTEREST EXPENSE:
   Deposits                                              955                  753                2,479                2,226
   Borrowed funds                                         71                   --                  148                   --
                                                      ------               ------               ------               ------
             Total interest expense                    1,026                  753                2,627                2,226
                                                      ------               ------               ------               ------
             Net interest income                       1,715                1,222                4,550                3,313
PROVISION FOR LOAN LOSSES                                134                  109                  386                  267
                                                      ------               ------               ------               ------
             Net interest income after provision
             for loan losses                           1,581                1,113                4,164                3,046

NONINTEREST INCOME:
   Service charges and fees                               66                   77                  200                  179
   Other                                                  68                   52                  187                  142
   Gain on sale of securities                             --                   47                   16                   51
                                                      ------               ------               ------               ------
             Total noninterest income                    134                  176                  403                  372

NONINTEREST EXPENSES:
    Salaries and wages                                   487                  332                1,406                  925
    Employee benefits                                     78                   56                  235                  149
    Occupancy expenses                                   143                   97                  398                  267
    Equipment expenses                                    81                   49                  208                  132
    Other operating expenses                             345                  233                  959                  705
                                                      ------               ------               ------               ------
                                                       1,134                  767                3,206                2,178
                                                      ------               ------               ------               ------
             Income before income taxes                  581                  522                1,361                1,240
PROVISION FOR INCOME TAXES                               199                  185                  469                  437
                                                      ------               ------               ------               ------
             Net income                               $  382               $  337               $  892               $  803
                                                      ======               ======               ======               ======
EARNINGS PER SHARE-BASIC                              $ 0.22               $ 0.23               $ 0.57               $ 0.56
                                                      ======               ======               ======               ======
EARNINGS PER SHARE-DILUTED                            $ 0.21               $ 0.23               $ 0.54               $ 0.54
                                                      ======               ======               ======               ======




See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2002 and 2001
                                ($ in thousands)
                                   (Unaudited)

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                                                         COMPRE-      COMPRE-        TOTAL
                                            COMMON      CAPITAL          RETAINED        HENSIVE      HENSIVE    STOCKHOLDERS'
                                            STOCK       SURPLUS          EARNINGS        INCOME        INCOME       EQUITY
                                            ------      -------          --------     -----------     -------    -------------

BALANCE, JANUARY 1, 2001                  $   959       $  9,506          $   229         $   39                    $ 10,733
  Comprehensive income:
    Net income                                                                803                      $    803          803
    Net change in unrealized gains
     on available for sale securities,
     net of deferred taxes of $167                                                           325            325          325
                                                                                                       --------
Total comprehensive income                                                                             $  1,128
                                                                                                       ========
   Exercise of stock options                    1             16                                                          17
                                          -------       --------          -------         ------                    --------
BALANCE, SEPTEMBER 30, 2001               $   960       $  9,522          $ 1,032         $  364                    $ 11,878
                                          =======       ========          =======         ======                    ========


                                                                                      ACCUMULATED
                                                                                         OTHER
                                                                                         COMPRE-      COMPRE-         TOTAL
                                            COMMON      CAPITAL          RETAINED        HENSIVE      HENSIVE     STOCKHOLDERS'
                                            STOCK       SURPLUS          EARNINGS        INCOME        INCOME        EQUITY
                                            ------      -------          --------     -----------     -------     -------------
BALANCE, JANUARY 1, 2002                   $  960      $   9,522          $ 1,341         $  144                    $ 11,967
  Comprehensive income:
    Net income                                                                892                     $    892           892
    Net change in unrealized gains
     on available for sale securities,
     net of deferred taxes of $294                                                           570           570           570
                                                                                                      --------
  Total comprehensive income                                                                          $  1,462
                                                                                                      ========
  Exercise of stock options                      6            48                                                          54
     Proceeds from sale of common stock        261          4385                                                       4,646
     Effect of 3 for 2 stock split             613          (613)                                                         --
                                           -------     ---------          -------         ------                    --------
BALANCE, SEPTEMBER 30, 2002                $ 1,840     $  13,342          $ 2,233         $  714                    $ 18,129
                                           =======     =========          =======         ======                    ========


See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)



                                                                                     (Unaudited)
                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -------------------------------
                                                                                 2002          2001
                                                                                 ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $    892    $    803
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                180         118
     Provision for loan losses                                                    386         267
     Gain on sale of securities                                                   (16)        (51)
     (Increase) in accrued interest receivable                                   (231)       (119)
     Amortization of bond premium                                                 116          28
     Accretion of bond discount                                                   (32)        (36)
     (Increase) in other assets                                                  (304)        (82)
     Increase in accrued interest and other liabilities                           189          75
                                                                             --------    --------
          Net cash provided by operating activities                             1,180       1,003
                                                                             --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                  (47,816)    (21,599)
  Proceeds from calls and maturities of securities available for sale          11,741      15,775
  Purchases of premises and equipment                                            (513)       (321)
  (Increase)/decrease in Federal funds sold and interest-bearing deposits         245      (6,729)
  Net (increase) in loans                                                     (29,166)    (23,511)
                                                                              --------    --------
          Net cash (used in) investing activities                             (65,509)    (36,385)
                                                                             --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, savings deposits
    and money market accounts                                                  56,338      34,330
  Net increase in time deposits                                                 9,741       2,115
  Proceeds from issuance of common stock                                        4,700          17
  Issuance of trust preferred capital notes                                     5,000          --
                                                                             --------    --------
          Net cash provided by financing activities                            75,779      36,462
                                                                             --------    --------
          Increase in cash and due from banks                                  11,450       1,080

CASH AND DUE FROM BANKS
  Beginning                                                                     5,982       6,362
                                                                             --------    --------
  Ending                                                                     $ 17,432    $  7,442
                                                                             ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
  Interest paid                                                              $  2,627    $  2,244
                                                                             ========    ========
  Income taxes paid                                                          $    562    $    436
                                                                             ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   unrealized gain on securities available for sale                          $    864    $    491
                                                                             ========    ========

See notes to interim consolidated financial statements.

                    JAMES MONROE BANCORP, INC. AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole operating subsidiary. James Monroe Bank commenced banking operations on June 8, 1998. As of September 30, 2002 the Company operated the main office in Arlington, Virginia, one branch in Annandale, Virginia, one branch and a drive-up facility in Leesburg, Virginia, and one branch in Fairfax City, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2001.

NOTE 2--

Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months and nine-months ended September 30, 2002 and 2001 as restated to reflect 3 for 2 stock split as discussed in
Note 6.


                                                 THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                                    SEPTEMBER 30               SEPTEMBER 30
                                               -----------------------   ------------------------
                                                  2002         2001         2002         2001
                                                  ----         ----         ----         ----
Net Income                                     $      382   $      337   $      892   $      803

Weighted average shares outstanding--basic      1,839,564    1,440,701    1,578,274    1,439,964
Common share equivalents for stock options         85,108       51,216       80,638       50,375
                                               ----------   ----------   ----------   ----------
Weighted average shares outstanding--diluted    1,924,672    1,491,917    1,658,912    1,490,339
                                               ==========   ==========   ==========   ==========
Earnings per share-basic                       $     0.22   $     0.23   $     0.57   $     0.56
                                               ==========   ==========   ==========   ==========
Earnings per share-diluted                     $     0.21   $     0.23   $     0.54   $     0.54
                                               ==========   ==========   ==========   ==========


NOTE 3--

Securities available-for-sale. Securities available-for-sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in shareholders' equity as a component of "accumulated other comprehensive income". Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available-for-sale at September 30, 2002, December 31, 2001, and September 30, 2001, are summarized in the tables that follow. For all periods shown the Company classified all securities as available-for-sale.

                                                  September 30, 2002
                                    ----------------------------------------------
                                                  Gross       Gross     Estimated
                                    Amortized   Unrealized  Unrealized    Market
($ in thousands)                       Cost       Gains       Losses      Value
                                    ---------   ----------  ----------  ---------
U.S. Government and federal agency   $ 24,073   $    230    $     --      24,303
Mortgage-backed securities             26,064        490         (18)     26,536
Corporate notes                         7,142        393         (13)      7,522
Other securities                          629         --          --         629
                                     --------   --------    --------    --------
                                     $ 57,908   $  1,113    $    (31)   $ 58,990
                                     ========   ========    ========    ========
                                                    December 31, 2001
                                    ----------------------------------------------
                                                  Gross       Gross     Estimated
                                    Amortized   Unrealized  Unrealized    Market
($ in thousands)                       Cost       Gains       Losses      Value
                                    ---------   ----------  ----------  ---------
U.S. Government and federal agency   $  3,501   $     94    $     (2)   $  3,593
Mortgage-backed securities              8,008        144          (2)      8,150
Corporate notes                         9,958        128        (144)      9,942
Other securities                          434         --          --         434
                                     --------   --------    --------    --------
                                     $ 21,901   $    366    $   (148)   $ 22,119
                                     ========   ========    ========    ========
                                                  September 30, 2001
                                    ----------------------------------------------
                                                  Gross       Gross     Estimated
                                    Amortized   Unrealized  Unrealized    Market
($ in thousands)                       Cost       Gains       Losses      Value
                                    ---------   ----------  ----------  ---------
U.S. Government and federal agency   $  5,106   $    132    $     --    $  5,238
Mortgage-backed securities              8,882        191          (4)      9,069
Corporate notes                        11,485        256         (27)     11,714
Other securities                          373         --          --         373
                                     --------   --------    --------    --------
                                     $ 25,846   $    579    $    (31)   $ 26,394
                                     ========   ========    ========    ========

NOTE 4--

Loans. Major classifications of loans at September 30, 2002, December 31, 2001, and September 30, 2001 are summarized in the following table.

                                    September 30,  December 31, September 30,
($ in thousands)                        2002          2001        2001
                                    -------------  ------------ -------------

Commercial Construction              $   8,127    $   6,545    $   4,957
Commercial loans                        25,702       23,478       20,251
Real estate-Commercial                  67,972       44,192       38,154
Real estate-1-4 family residential       2,701        3,363        4,025
Home equity loans                        2,879        1,554        1,152
Consumer loans                           7,803        6,888        4,905
Overdrafts                                 119          119          107
                                     ---------    ---------    ---------
                                       115,303       86,139       73,551
Less allowance for loan losses          (1,414)      (1,030)        (851)
                                     ---------    ---------    ---------
Net Loans                            $ 113,889    $  85,109    $  72,700
                                     =========    =========    =========


Changes in the allowance for loan losses are summarized as follows:

                                    Nine-Months   For the Year  Nine-Months
                                       Ended         Ended        Ended
                                   September 30,  December 31,  September 30,
($ in thousands)                       2002          2001          2001
                                   -------------  ------------  -------------

Balance at beginning of year       $  1,030        $   600       $   600
Charge-offs:
     Commercial                                          5             5
     Consumer                             5             15            11
Recoveries                               (3)            --            --
                                   ---------       --------      --------
     Net charge-offs                      2             20            16
Provision for loan losses               386            450           267
                                   ---------      ---------      --------
Balance at end of period           $  1,414       $  1,030       $   851
                                   =========      =========      ========


The following table presents the amounts of nonperforming assets at the dates indicated.

                                 September 30,    December 31,    September 30,
($ in thousands)                     2002            2001            2001
                                 -------------    ------------    -------------
Nonaccrual loans                     $363            $ --           $ --
Loans past-due 90-days or more         34             266            266
Restructured loans                     --              --             --
Other real estate owned                --              --             --
                                     ----            ----           ----
     Total nonperforming assets      $397            $266           $266
                                     ====            ====           ====

NOTE 5--

Trust Preferred Capital Securities. On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of the Trust's outstanding common securities. On March 26, 2002, $5 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities have a LIBOR-indexed floating rate of interest which is set and payable on a quarterly basis. The interest rate for the initial quarterly term was 5.59% and the current rate is 3.39%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

The Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the Securities not considered as Tier 1 capital will be included in Tier 2 capital. At September 30, 2002, all of the trust preferred securities qualified as Tier 1 capital.

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

NOTE 6--

Common Stock Split. On July 25, 2002, the Company issued 613,195 additional shares necessary to effect a 3 for 2 common stock split to shareholders of record July 11, 2002. The earnings per common share for all periods prior to July 2002, have been restated to reflect the stock split.

Private Placement Offering. At June 30, 2002 the Company, through a Private Placement offering, raised $4.7 million in equity by the sale of 390 thousand shares, as adjusted, of common stock at a price of $12.00 per share as, adjusted for the 3 for 2 stock split. These shares have certain restrictions on their sale for two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

This Management's Discussion and Analysis reviews the financial condition and results of operations of James Monroe Bancorp, Inc. and its subsidiaries as of and for the three and nine-months ended September 30, 2002 and 2001. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

There were no changes to the Company's critical accounting policies in the third quarter of 2002. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are practices or policies that require significant sensitivity analysis, judgments, or estimations.

Allowance for Loan Losses. The Company maintains an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectibility of loans and historical loss experience. In addition, other factors considered are delinquency trends, general economic conditions in the markets where loans are made, loan mix, loan credit grades, and loan concentrations. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. If necessary, reserves would be allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present rate or fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates, based upon the greater of the Company's or peer group experience, would be applied to other loans not subject to specific reserve allocations. Since the inception of the Company in June 1998, the Company has experienced one small loss in the commercial loan portfolio and three in the consumer portfolio totaling $20,000 for 2001 and one small net loss of $2,000 in 2002. The Company has not experienced material delinquencies or any other event indicating a trend in the deterioration of the asset quality of the portfolio.

Homogenous loans, such as consumer installment, residential mortgage loans, home equity loans, and smaller consumer loans are not individually risk graded. Reserves would be established for each homogenous pool of loans based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected material losses in these types of homogenous pools of loans.

The Company's allowance for loan losses is determined based upon a methodology developed by management as described above and is approved by the board of directors each quarter.

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

FINANCIAL OVERVIEW

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2001 ARE:
-----------------------------------------------

         o    Assets grew $77.4 million (61%).
         o    Loans grew $29.2 million (34%).
         o    Deposits grew $66.1 million (58%).
         o After interest rates dropped 4.75% in 2001, our net interest margin decreased to 4.50% in the third and fourth quarter of 2001 and declined to 3.99% for the first nine months of 2002 and to 3.75% for the three months ended September 30, 2002. The sustained low interest rate environment coupled with the significant liquidity generated by the Company in 2002 has caused compression in the net interest margin.
         o The Company raised $5 million of additional capital through the issuance of trust preferred securities by a subsidiary. The trust preferred securities reflect interests in 30-year junior subordinated debentures of the Company, with interest floating on a quarterly basis and a cap on the rate in the first five years of 11%. The initial interest rate in the first quarter was 5.59% and was 5.39% for the quarterly interest period beginning September 26, 2002
         o At the end of the second quarter, the Company completed a Private Placement offering, raising $4.7 million in capital by the sale of 390 thousand shares of common stock at a price of $12.00 per share, adjusted for the 3 for 2 stock split. These shares are generally subject to certain restrictions on resale for two years. This additional equity along with the $5 million in trust preferred securities sold in the first quarter enhances a modest capital base to support further growth.
         o Asset quality remains strong with $2,217 of net charge offs in 2002.
         o The Company has excellent liquidity and adequate capital to support further growth.

BALANCE SHEET

Total assets increased to $204.1 million at September 30, 2002, an increase of $77.4 million from December 31, 2001, and an increase of $77.2 million from September 30, 2001. The increase in assets since December 31, 2001 resulted from the Company's emphasis on deposit generation as much as loan generation. During the nine- months ended September 30, 2002, deposits increased $66.1 million over December 31, 2001, with noninterest-bearing deposits increasing $21.5 million, and interest-bearing deposits increasing $44.6 million. With the growth in deposits, the Company was able to fund $28.8 million net increase in loans, add $36.9 million to the securities portfolio.

QUARTERLY RESULTS OF OPERATIONS

                                                      2002                               2001
                                     --------------------------------------    ------------------------
(IN THOUSANDS EXCEPT SHARE DATA)       THIRD          SECOND        FIRST        FOURTH         THIRD
                                       -----          ------        -----        ------         -----
RESULTS OF OPERATIONS:
Net interest income                  $    1,715    $    1,467    $    1,368    $    1,317    $    1,222
Provision for loan losses                   134            70           181           183           109
Other income                                134           123           145           182           176
Noninterest expense                       1,134         1,066         1,006           855           767
Income before taxes                         581           454           326           461           522
Net income                                  382           296           214           309           337

PER SHARE DATA:
Earnings per share, basic            $     0.22    $     0.20    $     0.15    $     0.21    $     0.23
Earnings per share, diluted                0.21          0.19          0.14          0.20          0.23
Weighted average shares
     outstanding-basic                1,839,564     1,452,646     1,442,612     1,440,701     1,440,701
                -diluted              1,924,672     1,536,698     1,515,366     1,507,503     1,490,201

AT PERIOD END
Loans                                $  115,303    $  105,370    $   97,798    $   86,139    $   73,551
Earning assets                          185,552       175,864       143,738       119,762       118,617
Total assets                            204,088       189,835       154,094       126,658       126,895
Deposits                                180,338       166,891       136,462       114,259       114,487
Stockholders' equity                     18,129        17,466        12,114        11,967        11,878
Book value                           $     9.86    $     9.49    $     8.38    $     8.31    $     8.24
Shares outstanding                    1,839,564     1,839,564     1,446,251     1,440,701     1,440,701

PERFORMANCE RATIOS:
Return on average assets                   0.79%         0.73%         0.67%         0.99%         1.16%
Return on average equity                   8.49%         9.56%         7.13%        10.08%        11.51%
Net interest margin                        3.75%         3.86%         4.58%         4.50%         4.50%
Efficiency ratio                          61.33%        67.04%        66.49%        57.04%        54.86%

OTHER RATIOS:
Allowance for loan losses to total
     loans                                 1.23%         1.22%         1.24%         1.20%         1.16%
Equity to assets                           8.88%         9.20%         7.86%         9.45%         9.36%
Nonperforming assets to total
     assets                                0.20%         0.13%         0.17%         0.21%         0.21%
Net charge-offs to total loans             0.00%         0.00%         0.00%         0.01%         0.01%
Risk-Adjusted Capital Ratios:
     Tier 1                                16.8%         17.9%         14.6%         11.9%         12.9%
     Total                                 17.9%         18.9%         16.6%         13.0%         13.9%
     Leverage Ratio                        11.7%         13.4%         12.4%          9.5%         11.2%


Note: Share and per share amounts have been adjusted to reflect the 3 for 2 stock split declared June 12, 2002 payable July 25, 2002.


         For the quarter ended September 30, 2002, the Company had net income of $382,000, or $.21 per share on a diluted basis, compared with $337,000, or $.23 per share, for the comparable quarter of 2001. Earnings per share for the quarter ended September 30, 2001, have been adjusted to reflect the 3 for 2 stock split in June 2002. The quarter ended September 30,2002, was the first period in which the 390 thousand shares (as adjusted for the 3 for 2 stock split) issued in the private placement completed in the second quarter were outstanding. Earnings per share reflect the 3 for 2 stock split in June 2002. Annualized return on average assets was .79% for the three-months ended September 30, 2002, compared with 1.16% for the same quarter in 2001, and the return on average equity was 8.49% for the quarter ended September 30, 2002, compared with 11.51% for the third quarter of 2001.

         For the nine-month period ended September 30, 2002, the Company had net income of $892,000, or $.54 per share, compared to $803,000, or $.54 per share, for the comparable nine-month period of 2001, both on a diluted basis, and as adjusted to reflect the 3 for 2 stock split. Annualized return on average assets was .73% for the nine-months ended September 30, 2002, compared with

1.04% for the same period in 2001, and the return on average equity was 8.39% for the nine-months ended September 30, 2002, compared with 8.31% for the same period of 2001.

         The Company continues to focus on managing its net interest margin, especially during periods of changing interest rates. In the first nine months of 2001, the Federal Reserve reduced interest rates an unprecedented eleven times for an aggregate 450 basis point reduction in rates through December 31, 2001. These rate reductions had a direct impact on the rates earned on the Bank's outstanding floating or adjustable rate loans, as well as new loans, and on the rates earned on other investments. These dramatic reductions in a relatively short period resulted in a reduction in the net interest margin, which declined from 5.23% during the first nine-months of 2000 to 4.59% for the same period of 2001, and to 3.99% for the first nine-months of 2002. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severe declining rate environment as reflected in Table 2. The impact on the Company's net interest income due to changes in rates amounted to a decline of $949,000 for the first nine-months of 2002 compared with the first nine-months of 2001. The Company believes this to be a very acceptable exposure given the severity of the changes in interest rates. Reference should be made to the comments in the interest rate sensitivity management section contained herein for a discussion on the Company's management of, and exposure to, changing interest rates.

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

         For the nine-month period ended September 30, 2002, net interest income increased $1.2 million, or 37%, to $4.6 million from the $3.3 million during the same period in 2001, primarily as a result of increases in the volume of earning assets, but partially offset by the effect of the sustained low interest rate environment in 2002 compared with 2001. Total average earning assets increased by $56 million, or 58%, from the nine-months ended September 30, 2001 to the same period of 2002. The average yield on earning assets decreased by 138 basis points reflecting the dramatic reduction in interest rates during 2001 compared to 2002 where rates. Yields on federal funds and the securities portfolio decreased by 257 and 110 basis points, respectively. Average loans outstanding grew by $40 million, or 65%, during the first nine-months of 2002 compared to the same period in 2001. The yield on the loan portfolio decreased 145 basis points. The federal funds rate, which is the short-term liquidity yield, reflected the most sensitivity to declining rates, while loan yields and the securities yields declined, but not as significantly. This is due to the composition of the loan portfolio being comprised of variable, fixed, and adjustable rates, which are not all subject to immediate rate reductions. In the case of the securities portfolio, the combination of call of some agency securities where the proceeds were reinvested in similar securities but at lower rates and the investment of excess liquidity into securities at current rates has reduced the overall yield of the portfolio.

TABLE 1

AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES

                                                   Nine Months Ended                     Nine Months Ended
                                                   September 30, 2002                   September 30, 2001
                                           -----------------------------------    --------------------------------
                                            Average                     Yield/    Average                   Yield/
                                            Balance      Interest        Rate     Balance      Interest      Rate
                                            -------      --------       ------    -------      --------     ------
ASSETS
Loans:
  Commercial                               $ 30,750       $1,547         6.73%    $ 24,605       $1,602      8.71%
  Commercial real estate                     57,598        3,369         7.82       27,373        1,859      9.08
  Consumer                                   13,289          716         7.20        9,575          618      8.63
                                           --------       ------        -----     --------       ------      -----
     Total Loans                            101,637        5,632         7.41       61,553        4,079      8.86
Taxable securities                           34,223        1,347         5.26       22,667        1,078      6.36
Federal funds sold and interest-bearing
  deposits                                   16,641          198         1.59       12,279          382      4.16
                                           --------       ------        -----     --------       ------      -----
         TOTAL EARNING ASSETS               152,501        7,177         6.29%      96,499        5,539      7.67%

Less allowance for loan losses               (1,227)                                  (708)
Cash and due from banks                       8,744                                  5,941
Premises and equipment, net                   1,275                                    852
Other assets                                  1,121                                    696
                                           --------                               --------
              TOTAL ASSETS                 $162,414                               $103,280
                                           ========                               ========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing demand deposits           $  5,410       $   43         1.06%    $  4,931       $   65      1.76%
Money market deposit accounts                59,433        1,175         2.64       30,456          888      3.90
Savings accounts                              1,219           17         1.86          602           12      2.67
Time deposits                                42,548        1,244         3.91       28,450        1,261      5.93
Trust preferred capital notes                 3,462          148         5.72           --           --        --
                                           --------       ------        -----     --------       ------      -----
        TOTAL INTEREST-BEARING
           LIABILITIES                      112,072        2,627         3.13%      64,439        2,226      4.62%
                                           --------       ------        -----     --------       ------      -----
Net Interest Income and Net Yield on
  Interest-Earning Assets                                 $4,550         3.99%                   $3,313      4.59%
                                                          ======         ====                    ======      ====

Noninterest-bearing demand
  deposits                                   35,520                                 27,017
Other liabilities                               610                                    517
Stockholders' equity                         14,212                                 11,307
                                           --------                               --------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY               $162,414                               $103,280
                                           ========                               ========



         Interest expense for the nine-months ended September 30, 2002 was $2.6 million compared with $2.2 million in interest expense for the comparable period of 2001. This increase is predominately a result of the $47.6 million, or 74% growth in the volume of interest-bearing liabilities, partially offset by the 149 basis point decrease in the average cost of interest-bearing liabilities. Although deposit rates in our market peaked during the middle of 2000, the Company's interest expense for deposits has lagged in repricing and/or resetting downward to reflect declines in market interest rates. This lag is primarily the result of the Company's interest-bearing time deposits, most of which have maturities of one year or less and which will not immediately reprice at lower rates in a falling rate environment, but which become eligible for repricing at lower rates during the 12 months following a declining rate environment. In addition, market rates on deposit products have not adjusted downward in the same proportion as the general level of interest rates. These market forces prevent the Company from further lowering of deposit rates resulting in a compression in the net interest margin.

         Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average assets and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income for the nine-months ended September 30, 2002, as compared to the nine-months ended September 30, 2001, is almost entirely due to the growth in the volume of earning assets and interest-bearing liabilities.
The growth in earning assets and interest-bearing liabilities contributed a positive $1.6 million but the lower rate environment and the compression between the interest rates on earning assets and deposits resulted in a negative $353 thousand effect on net interest income.

TABLE 2

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                     Nine-Months Ended September 30
                                            2002 vs. 2001
                                  -----------------------------------
                                                    Due to Change
                                   Increase          in Average:
                                      or         --------------------
($ in thousands)                  (Decrease)      Volume       Rate
EARNING ASSETS:                   ----------     -------      -------
Loans                              $ 1,553       $ 2,310      $  (757)
Taxable securities                     269           480         (211)
Federal funds sold and
  interest-bearing deposits           (184)          104         (288)
                                   -------       -------      -------
     Total interest income           1,638         2,894       (1,256)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
   deposits                            (22)            5          (27)
Money market deposit
   accounts                            287           642         (355)
Savings deposits                         5            10           (5)
Time deposits                          (17)          499         (516)
Trust preferred cap notes              148           148           --
                                   -------       -------      -------
   Total interest expense              401         1,304         (903)
                                   -------       -------      -------
     Net Interest Income           $ 1,237       $ 1,590      $  (353)
                                   =======       =======      =======


THIRD QUARTER RATE/VOLUME ANALYSIS. For the third quarter of 2002, net interest income was $1.7 million compared to $1.2 million for the same quarter of 2001, which represents a $.5 million increase or 40%. For these comparable quarters, the yield on earning assets declined from 7.27% for the third quarter of 2001 to 5.99% in the third quarter of 2002 reflecting the significant decline in interest rates that had occurred in 2001. The overall yield on loans dropped 113 basis points, the securities portfolio declined 155 basis points and the yield on Federal funds and cash equivalents declined 178 basis points reflecting the general decline in interest rates from last year to this year.

         Interest expense during these comparable quarters, third quarter 2002 versus third quarter 2001, increased $273,000 or 36%, from $753,000 in interest expense to $1.03 million in interest expense primarily due to the $61.6 million increase in average interest-bearing liabilities. The overall cost of interest-bearing liabilities decreased 112 basis points from 4.17% in 2001 to 3.05% in 2002.

The resulting effect of the changes in interest rates between the quarters ended September 30, 2002 and 2001, and the changes in the volume and mix of earning assets and interest-bearing liabilities resulted in a 3.75% net interest margin in 2002 versus a 4.50% net interest margin in 2001. Interest rates in general are approximately 178 basis points lower in the third quarter of 2002 compared with third quarter 2001 as can be seen by the difference in the yield on Federal funds sold and cash equivalents. This yield is the short-term liquidity yield which demonstrates the level at which rates have changed between the comparative quarter.

TABLE 3

AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                   Three Months Ended                   Three Months Ended
                                                   September 30, 2002                   September 30, 2001
                                            --------------------------------    --------------------------------
                                            Average                   Yield/     Average                  Yield/
                                            Balance     Interest       Rate      Balance      Interest     Rate
                                            -------     --------       ----      -------      --------     ----
ASSETS
Loans:
   Commercial                              $ 30,741     $    519      6.70%     $ 24,700       $  517      8.30%
   Commercial real estate                    66,035        1,277      7.67        33,481          724      8.58
   Consumer                                  14,180          245      6.85         9,597          200      8.27
                                           --------     --------      ----      --------       ------      ----
       Total Loans                          110,956        2,041      7.30        67,778        1,441      8.43
Taxable securities                           52,497          628      4.75        26,532          421      6.30
Federal funds sold and cash equivalents      18,202           72      1.57        13,397          113      3.35
                                           --------     --------      ----      --------       ------      ----
           TOTAL EARNING ASSETS             181,655        2,741      5.99%      107,707        1,975      7.27%

Less allowance for loan losses               (1,337)                                (784)
Cash and due from banks                       9,552                                6,712
Premises and equipment, net                   1,349                                  942
Other assets                                  1,131                                  642
                                           --------                             --------
               TOTAL ASSETS                $192,350                             $115,219
                                           ========                             ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing demand deposits           $  5,841     $     16      1.09%     $  5,114       $   16      1.24%
Money market deposit accounts                73,842          494      2.65        37,304          337      3.58
Savings accounts                              1,415            6      1.68           725            5      2.74
Time deposits                                47,182          439      3.69        28,566          395      5.49
Trust preferred capital notes                 5,000           71      5.63
                                           --------     --------      ----      --------       ------      ----
           TOTAL INTEREST-BEARING
             LIABILITIES                    133,280        1,026      3.05%       71,709          753      4.17%
                                           --------     --------      ----      --------       ------      ----

Net Interest Income and Net Yield on
  Interest-Earning Assets                               $  1,715      3.75%                    $1,222      4.50%
                                                        ========      ====                     ======      ====
Noninterest-bearing demand
   deposits                                  40,655                               31,493
Other liabilities                               569                                  401
Stockholders' equity                         17,846                               11,616
                                           --------                             --------
           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY          $192,350                             $115,219
                                           ========                             ========


TABLE 4

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                 Three-months Ended September 30
                                          2002 vs. 2001
                               --------------------------------------
                                                     Due to Change
                                Increase              in Average:
                                   or           ---------------------
                               (Decrease)       Volume          Rate
EARNING ASSETS:                ----------       ------         ------
Loans                           $  600          $  761         $ (161)
Taxable securities                 207             277            (70)
Federal funds sold                 (41)             82           (123)
                                ------          ------         ------
   Total interest income           766           1,120           (354)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
   deposits                         --              --             --
Money market deposit
   accounts                        157             213            (56)
Savings deposits                     1               1             --
Time deposits                       44              90            (46)
Trust preferred cap notes           71              71             --
                                ------          ------         ------
   Total interest expense          273             375           (102)
                                ------          ------         ------
     Net Interest Income        $  493          $  745         $ (252)
                                ======          ======         ======


PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A loss factor is applied to these loans which considers the greater of the company or peer group historical charge off history, trends in delinquencies and loan grading, current economic conditions, and factors that considers the composition of the Company's loan portfolio.

         The methodology established for determining an appropriate allowance for loan losses was approved by the Audit Committee and the Board of Directors. The quarterly provision is approved by the Board. The methodology is reevaluated on a quarterly basis. Pending the development of a negative trend with respect to past due loans or charge offs or significant changes in economic conditions, the Company continues to maintain an allowance it believes is adequate but not excessive.

         As reflected in Table 5 below, the allowance is allocated among the various categories of loans in rough proportion to the level of loans outstanding in such categories. Management considers the allowance to be adequate for the periods presented.

TABLE 5

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

                             September 30, 2002       December 31, 2001         September 30, 2001
                             -------------------     -------------------       --------------------
                                        Percent                 Percent                    Percent
                                        Of Loans                Of Loans                   Of Loans
                                           In                      In                         In
($ in thousands)              Amount    Category     Amount     Category       Amount      Category
                              ------    --------     ------      --------      ------      --------

Construction loans           $   81         7%       $   78           8%       $   58           7%
Commercial                      583        22%          281          27%          190          28%
Commercial real estate          522        59%          528          51%          473          52%
Residential mortgage loans       58         2%           40           4%           50           5%
Home equity loans                60         3%           19           2%           14           1%
Consumer loans                  110         7%           84           8%           66           7%
                             ------       ---        ------         ---        ------         ---
                             $1,414       100%       $1,030         100%       $  851         100%
                             ======       ===        ======         ===        ======         ===




TABLE 6

         Table 6 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at September 30, 2002. Maturities are based on the earlier of contractual maturity or repricing date.

                                                            September 30, 2002
                                            -------------------------------------------------
                                                          After One
                                                            Year
                                            One Year or    Through     After Five
                                               Less       Five Years     Years         Total
                                            -----------   ----------   ----------      -----
       Commercial                             $25,643       $ 4,949     $ 1,113      $ 31,705
       Government guaranteed loans                400         1,243         481         2,124
       Commercial real estate                  34,168        31,917       1,887        67,972
       Real estate mortgage                       819           882         -0-         2,701
       Home equity loans                        2,879           -0-         -0-         2,879
       Consumer                                 6,819         1,103         -0-         7,922
                                              -------       -------     -------      --------
                                Total loans   $71,728       $40,094     $ 3,481      $115,303
                                              =======       =======     =======      ========

       Fixed Rate                             $17,301       $15,090     $ 1,887      $ 34,278
       Variable Rate                           54,427        25,004       1,594        81,025
                                              -------       -------     -------      --------
                                Total loans   $71,728       $40,094     $ 3,481      $115,303
                                              =======       ========    =======      ========


         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 2002, total loans were $115.3 million, a 34% increase from the $86.1 million of loans at December 31, 2001 and a 57% increase from $73.6 million of loans at September 30, 2001. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is confined to our market of Northern Virginia. The Company does not engage in highly leveraged transactions or foreign lending activities nor does the Company generally make large unsecured loans.

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

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio has consistently approximated 12-14% of the loan portfolio. See Note 4 to the unaudited consolidated financial statements included in this report for additional information regarding the loan portfolio.

INVESTMENT SECURITIES

         The fair value of the Company's securities portfolio increased $36.9 million to $59 million at September 30, 2002 from $22.1 million at December 31, 2001. The Company currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. In general, our investment philosophy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five to six years or less in the case of fixed rate securities. In the case of mortgage-backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five to six years or less. Mortgage-backed securities with a maturity of ten years or more are generally adjustable rate securities. To the extent possible the Company attempts to "ladder" the maturities of such securities.

TABLE 7

         The following table provides information regarding the composition of our investment portfolio at the dates indicated.



                                                          At September 30, 2002             At September 30, 2001
                                                      -----------------------------      ---------------------------
                                                                         Percent of                       Percent of
                                                      Balance               Total        Balance             Total
($ in thousands)                                      -------            ----------      -------          ----------
INVESTMENTS AVAILABLE-FOR-SALE
(AT ESTIMATED MARKET VALUE):
U.S. Government Agency
     Obligations                                      $24,303              41.1%        $ 5,238              19.8%
Mortgage-backed securities                             26,536              45.0%          9,069              34.4%
Corporate debt securities                               7,522              12.8%         11,714              44.4%
                                                      -------             -----         -------             -----
                                                      $58,361              98.9%        $26,021              98.6%
Other investments                                         629               1.1%            373               1.4%
                                                      -------             -----         -------             -----
                                       Total          $58,990             100.0%        $26,394             100.0%
                                                      =======             =====         =======             =====



         At September 30, 2002, the market value of the portfolio had appreciated by $.5 million, or 2.1%, to reflect the increase in the fair market value of the available for sale securities over the amortized cost of such securities.

TABLE 8

         The following table provides information regarding the maturity composition of our investment portfolio, at market value, at September 30, 2002.

MATURITY OF SECURITIES



                                                Years to Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                          Within          Over 1 Year          Over 5 Years            Over
(in thousands)                            1 Year        through 5 Years      through 10 Years        10 Years             Total
------------------------------------------------------------------------------------------------------------------------------------
                                     Amount    Yield    Amount   Yield       Amount     Yield     Amount   Yield     Amount   Yield
------------------------------------------------------------------------------------------------------------------------------------
Investments Available-For-Sale:
U. S. Agency                         $24,303    3.70%   $   --               $   --               $    --      --    $24,303   3.70%
Mortgage-backed securities               150    7.13%    4,134    5.72%       2,039      5.03%     13,612    5.86%    19,935   5.76%
Adjustable Rate Mortgage-backed
  securities                              --      --        --      --           --        --       6,602    4.65%     6,602   4.65%
Corporate bonds                           --    0.00%    4,066    5.53%       1,714      6.62%      1,742    7.55%     7,522   6.25%
Other securities                                                                                      628    5.42%       628   5.42%
                                     -------            ------               ------               -------            -------
      Total Debt Securities
        Available-for-Sale           $24,453    3.72%   $8,200    5.63%      $3,753      5.76%    $22,584    5.63%   $58,990   4.85%
                                     =======            ======               ======               =======            =======



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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At September 30, 2002, our Basic Surplus ratios (net access to cash and secured borrowings) as a percentage of total assets were approximately 13%, compared to the present internal minimum guideline range of 10% to 12%.

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

         At September 30, 2002, the Company is asset sensitive in the short term and then becomes slightly liability sensitive. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, they cannot quantify the actual impact of interest rate changes. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50 bp up and 50 bp down increments. At
September 30, 2002, the following 12-month impact on net interest income is estimated to range from a positive impact of 5% to a negative impact of 7% for the multiple scenarios, which remains within internal policy guidelines. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of September 30, 2002. Clearly the Company is positioned to substantially improve earnings if and when rates rise. With respect to further reductions in rates, Most Likely scenario and the Ramp Down scenarios, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 200 basis point decline is realistic given the already extremely low interest rates. The Most Likely Scenario predicts that will remain at the current levels until July 2003 and then increase 100 basis points in the last half of 2003. Thus management believes the exposure to further downward changes in interest rates are the least less likely than rates rising next year. Regardless, the level of exposure to changes in interest rates in either direction are within the policy guidelines established by the Company.

                  Static rates                                    -0-%
                  Most Likely rates                              -7.2%
                  Ramp Up 100bp-12 Mo.                           +1.0%
                  Ramp Up 200bp-12 Mo.                           +2.0%
                  Ramp Down 100 bp-12 Mo.                        -1.1%
                  Ramp Down 200bp-12 Mo.                         -2.3%
                  Rising rate scenario                           +5.0%


NONINTEREST INCOME AND EXPENSE

         The following table shows the detail of noninterest income for the three and nine-month periods ended September 30, 2002 and 2001.

TABLE 9



                                            Three-Months Ended Sept. 30,               Nine-Months Ended Sept. 30,
                                            ----------------------------               ---------------------------
($ in thousands)                            2002                    2001               2002                   2001
                                            ----                    ----               ----                   ----
Service charges on deposit
accounts                                    $  66                  $  77              $ 200                  $ 179
Cash management fees                           38                     29                102                     81
Other fee income                               30                     23                 85                     61
Gain on sale of securities                     --                     47                 16                     51
                                            -----                  -----              -----                  -----
        Other Noninterest Income            $ 134                  $ 176              $ 403                  $ 372
                                            =====                  =====              =====                  =====


         The increase in noninterest income for the three months ended September 30, 2002 as compared to the same period in 2001, excluding securities gains amounted to $5 thousand. The major increase was in cash management fees which amounted to $7 thousand. These fees are a function of the balances invested on the corporate customers' behalf and are not a function of interest rates. For the nine-month comparative periods, excluding securities gains, noninterest income increased $66 thousand. The increases shown are primarily a result of the increase in number of accounts and the volume of transactions processed.

TABLE 10

         The categories of noninterest expense that exceed 1% of operating revenue are as follows:



                                                 Three-Months Ended Sept. 30,        Nine-Months Ended Sept. 30,
                                                 ----------------------------        ---------------------------
($ in thousands)                                   2002                 2001          2002                2001
                                                 -------               ------        -------             -------

Salaries and benefits                            $   565               $  388        $ 1,641             $ 1,074
Occupancy cost, net                                  143                   97            398                 267
Equipment expense                                     81                   49            208                 132
Professional fees                                     69                   40            184                 132
Data processing costs                                108                   67            311                 194
Postage and supplies                                  29                   16             93                  67
Advertising and public relations                      32                   23            112                  59
Courier and express services                          26                   18             73                  51
State franchise tax                                   50                   26            110                  74
Other                                                 31                   43             76                 128
                                                 -------               ------        -------             -------
           Other Noninterest Expense             $ 1,134               $  767        $ 3,206             $ 2,178
                                                 =======               ======        =======             =======



          Noninterest expense increased $1 million or 47% from $2.2 million to $3.2 million for the first nine-months of 2002, as compared to the same period in 2001. The increase in salary and benefit expense of $567,000 is primarily the result of staff merit increases for 2002, the additional staff for the third branch opened in February 2002, and the addition of a drive-up/walk-up facility added in the third-quarter of 2002. In addition, additional support staff has been added due to the increase in the volume of business.

         Occupancy cost increased $131,000 for the first nine-months of 2002 compared with a year earlier due to annualized rent increases and the additional facilities as described above. Equipment costs increased $76,000 for the same comparative periods due to additional equipment and software required for the additional facilities and personnel. Professional fees increased $52,000 for the comparative years due to additional regulatory assessments which are a function of the size of the Bank, legal fee increase for general corporate activities, the equity offering, and the trust preferred offering. With respect to the increases in data processing, postage and supplies, and courier and express services, the increases are due to the increase in the volume of accounts and business transactions processed in 2002 versus 2001. The increase in the state franchise tax is due to the increased capital of the Bank and the downstream of $4 million in additional capital in June 2002 and the retention of earnings. The franchise tax is based on approximately 1% of capital with some adjustments.

TABLE 11

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities.



                                                       Remaining Maturity
                                            3
                                          Months       4 to 6      7 to 12     Over 12
(Dollars in thousands)                    or Less      Months       Months      Months         Total
                                         --------     --------     --------     -------       --------
Certificates of deposit less than
  $100,000                               $  4,835     $  4,543     $  4,010     $ 1,740       $ 15,128

Certificates of deposit of $100,000
  or more                                   8,219        7,500        6,944       1,537         24,200
                                         --------     --------     --------     -------       --------
                                         $ 13,054     $ 12,043     $ 10,954     $ 3,277       $ 39,328
                                         ========     ========     ========     =======       ========



CAPITAL MANAGEMENT

         The Company has reported a steady improvement in earnings since the Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and culminated with $125,000 of earnings in 1999 and $810,000 of earnings for 2000. Earnings for 2001 were $1.1 million and earnings for the first nine-months of 2002 were $892 thousand bringing the Company's retained earnings to $2.2 million. One of the Company's initial strategies was to restore the initial lost capital from the initial organization costs of $254,000 and the accumulated earnings loss of $452,000 for 1998. This has been accomplished. The capital management today is to continue to look for the lowest cost of capital while at the same time to raise capital in anticipation of the growth of the Company. A further goal is to maintain capital ratios above the minimum regulatory guidelines.

Capital Requirement. A comparison of Bancorp's and its wholly-owned subsidiary bank (James Monroe Bank) regulatory capital at September 30, 2002, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 12



                                                       Minimum         Minimum To Be
                                        Actual       Guidelines      "Well Capitalized"
                                      ---------     ------------     ------------------
Total Risk-Based Capital
     Company                            17.9%           8.0%              N/A
     Bank                               13.0%           8.0%             10.0%

Tier 1 Risk-Based Capital
     Company                            16.8%           4.0%              N/A
     Bank                               11.9%           4.0%              6.0%

Tier 1 Leverage Ratio
     Company                            11.7%           4.0%              N/A
     Bank                                8.5%           4.0%              5.0%


RECENT ACCOUNTING PRONOUCEMENTS

         In April 2002, the Financial Accounting Standards Board issued Statement 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

         In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged.

         The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this

Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

         Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

         This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

         The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

Item 3. CONTROLS AND PROCEDURES

         Within the ninety days prior to the filing of this report, the Company's management under the supervision and with the participation of the Chief Executive Officer and Chief Operating/Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Operating/Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

                                            PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

         Number   Description
         --------------------

         3(i)     Articles of Incorporation of James Monroe Bancorp, as amended filed herewith.
         3(ii)    Bylaws of James Monroe Bancorp, (1)
         10(a)    Intentionally omitted
         10(b)    James Monroe Bancorp 1998 Management Incentive Stock Option
                  Plan (1)
         10(c)    Monroe Bancorp 1999 Director's Stock Option Plan (1)
         10(d)    Intentionally omitted
         11       Statement re: Computation of Per Share Earnings

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

         99(a) Certification of John R. Maxwell, President and Chief Executive Officer
         99(b) Certification of Richard I. Linhart, Executive Vice President and Chief Operating/Financial Officer

-----------------------
(1) Incorporated by reference to the exhibit of the same number in the Company's registration statement on Form SB-2 no. 333-38098.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 5, 2002              BY: /s/John R. Maxwell
                                       -----------------------------------------
                                       John R. Maxwell, President &
                                       Chief Executive Officer


Date:    November 5, 2002              BY:  /s/ Richard I. Linhart
                                       -----------------------------------------
                                       Richard I. Linhart, Executive Vice
                                       President & Chief Operating and Financial
                                       Officer

                            SECTION 302 CERTIFICATION

I, John R. Maxwell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of James Monroe Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002                     /S/ John R. Maxwell
                                           -------------------------------------
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, Richard I. Linhart, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of James Monroe Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002                        /S/ Richard I. Linhart
                                              ----------------------------------
                                              Executive Vice President and Chief
                                              Operating/Financial Officer