Form 10KSB
period 2002-12-31
MONROE JAMES BANCORP INC
filed 2003-03-17
CIK 1114868

U.S. SECURITIES AND EXCHANGE
                         COMMISSION Washington, DC 20549

                                   FORM 10-KSB

/X/  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the fiscal year ended December 31, 2002

/_/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to_________

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

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes /_/ No /X/

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuer's revenues for the fiscal year ended December 31, 2002 were approximately $10,851,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of February 28, 2003 was approximately $24,146,000.

As of February 28, 2003, the number of outstanding shares of the Common Stock, $1.00 par value, of James Monroe Bancorp, Inc. was 1,840,677.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         James Monroe Bancorp (the "Company") was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank (the "Bank"). The Company acquired all of the shares of the Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of the Bank was exchanged for one share of the Company common stock. The Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is the Company's sole operating subsidiary. The Bank commenced banking operations on June 8, 1998, and currently operates out of its main office and three full service branch offices and one drive-up/walk through limited service branch. The Bank seeks to provide a high level of personal service and a sophisticated menu of products to individuals and small to medium sized businesses. While the Bank offers a full range of services to a wide array of depositors and borrowers, it has chosen small to medium sized businesses, professionals and the individual retail customer as its primary target market. The Bank believes that as financial institutions grow and are merged with or acquired by larger institutions with headquarters that are far away from the local customer base, the local business and individual is further removed from the point of decision-making. The Bank attempts to place the customer contact and the ultimate decision on products and credits as close together as possible.

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

         Our aim is to build and maintain a commercial loan portfolio consisting of term loans, demand loans, lines of credit and commercial real estate loans provided to primarily locally-based borrowers. These types of loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations. Traditional installment loans and personal lines of credit will be available on a selective basis. General economic conditions can directly affect the quality of a small and mid-sized business loan portfolio. We attempt to manage the loan portfolio to avoid high concentrations of similar industry and/or collateral pools, although this cannot be assured.

         Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from directors, shareholders, current customers and professionals such as lawyers, accountants and financial intermediaries.

         At December 31, 2002, the Bank's statutory lending limit to any single borrower was $2.66 million, subject to certain exceptions provided under applicable law. As of December 31, 2002, the Bank's credit exposure to its largest borrower was $2,495,966.

         Commercial Loans. Commercial loans are written for any business purpose, including the financing of plant and equipment, the carrying of accounts receivable, contract administration, and the acquisition and construction of real estate projects. Special attention is paid to the commercial real estate market, which is particularly active in the Northern Virginia market area. The Bank's commercial loan portfolio reflects a diverse group of borrowers with no concentration in any borrower, or group of borrowers.

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

         As noted above, commercial real estates loans are generally made on owner occupied or managed properties where there is both a reliance on the borrower's financial health and the ability of the borrower and the business to repay. Whenever appropriate and available, the Bank seeks Federal and State loan guarantees, such as the Small Business Administration's "7A" and "504" loan programs, to reduce risks. The Bank generally requires personal guarantees on all loans as a matter of policy; exceptions to policy are documented. All borrowers will be required to forward annual corporate, partnership and personal financial statements to comply with bank policy and enforced through the loan covenants documentation for each transaction. Interest rate risks to the Bank are mitigated by using either floating interest rates or by fixing rates for a short period of time, generally less than five years. While loan amortizations may be approved for up to 360 months, loans generally have a call provision (maturity date) of 5-10 years or less. Specific and non-specific provisions for loan loss reserves are generally set based upon a methodology developed by management and approved by the board of directors and described more fully in the Company's Critical Accounting Policies included herein.

         Commercial term loans are used to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 60 months. The Bank generally requires a first lien position on all collateral and guarantees from owners having at least a 20% interest in the involved business. Interest rates on commercial term loans are generally floating, adjust within 3 to 5 years, or are fixed for a term not to exceed five years. Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral. Commercial loans are evaluated for historical and projected cash flow attributes, balance sheet strength, and primary and alternate resources of personal guarantors. Commercial term loan documents require borrowers to forward regular financial information on both the business and on personal guarantors. Loan covenants require at least annual submission of complete financial information and in certain cases this information is required more frequently, depending on the degree to which lenders desire information resources for monitoring a borrower's financial condition and compliance with loan covenants. Examples of properly margined collateral for loans, as required by bank policy, would be a 75% advance on the lesser of appraisal or recent sales price on commercial property, 80% or less advance on eligible receivables, 50% or less advance on eligible inventory and an 80% advance on appraised residential property. Collateral borrowing certificates may be required to monitor certain collateral categories on a monthly or quarterly basis. Key person life insurance is required as appropriate and as necessary to mitigate the risk loss of a primary owner or manager.

         The Bank attempts to further mitigate commercial term loan loss by using Federal and State loan guarantee programs such as offered by the United States Small Business Administration. The loan loss reserve of approximately 1.15% of the entire portfolio in this group has been established. Specific loan reserves will be used to increase overall reserves based on increased credit and/or collateral risks on an individual loan basis. At December 31, 2002, specific reserves have been assigned or made for specific credits. A risk rating system is used to proactively determine loss exposure and provide a measurement system for setting general and specific reserve allocations.

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

         As part of its internal loan review process management reviews all loans 30-days delinquent, loans on the Watch List, loans rated special mention, substandard, or doubtful, and other loans of concern at least quarterly. Loan reviews are reported to the board of directors with any adversely rated changes specifically mentioned. All other loans with their respective risk ratings are reported monthly to the Bank's Board of Directors. The Audit Committee coordinates periodic documentation and internal control reviews by outside vendors to complement loan reviews.

         Mortgage Lending. In the first quarter of 2003, the Company will establish a mortgage lending operation as a division of the Bank, which will seek to originate conforming, 1-4 family residential mortgage loans, on a pre-sold basis, for sale to secondary market purchasers, servicing released. The Company has employed a mortgage banker with significant experience in operating a bank affiliated mortgage operation to establish and manage the operation. The Company expects that this activity will produce additional noninterest income in the form of sales on gain of loans, and will also produce additional of interest income. Under the program, loans will be originated and funded by the Bank in conformity to the standards of the secondary market purchasers, and which the secondary market purchasers will agree to purchase prior to funding by the bank. While the Bank will be subject to repurchasing certain loans which do are ultimately determined not to meet the purchaser's standards, including as a result of inaccuracies or fraud in borrower's documentation, it is expected that the Company's risk related to the borrower's credit in respect of these loans will be minimal. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates. There can be no assurance that the Company will be able to successfully establish the mortgage loan operation, that it will be profitable, or that the Company will not be subject to borrower credit risks in respect of these loans.

         Other Loans. Loans are considered for any worthwhile personal or business purpose on a case-by-case basis, such as the financing of equipment, receivables, contract administration expenses, land acquisition and development, and automobile financing. Consumer credit facilities are underwritten to focus on the borrower's credit record, length of employment and cash flow to debt service. Car, residential real estate and similar loans require advances of the lesser of 80% loan to collateral value or cost. Loan loss reserves for this group of loans are generally set at approximately 1.15% subject to adjustments as required by national or local economic conditions.

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

SOURCES OF FUNDS

         Deposits. Deposits obtained through bank offices have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In order to better serve the needs of its customers, the Bank offers several types of deposit accounts in addition to standard savings, checking, and NOW accounts. Special deposit accounts include the Clarendon, Loudoun and Fairfax Money Market Accounts which pay a higher rate of interest but require a larger minimum deposit. Personal checking requires a $300 minimum balance and may have no monthly fee, per check charge, or activity limit. Small Business Checking allows a small business to pay no monthly service charge with a minimum balance of $1,000 but limits the number of checks and deposits per month. If the minimums are exceeded in this account, the small business automatically moves to another account with a minimum balance of $2,500 and would be entitled to a higher minimum number of checks and deposits without incurring a monthly fee. If the small business grows and exceeds these minimums, the regular commercial analysis account is available where adequate balance can offset the cost of activity. Therefore, the bank offers a range of accounts to meet the needs of the customer without the customer incurring charges or fees.

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

         Borrowing. While the Company has not placed significant reliance on borrowings as a source of liquidity, we have established various borrowing arrangements in order to provide management with additional sources of liquidity and funding, thereby increasing flexibility. Management believes that the Company currently has adequate liquidity available to respond to current liquidity demands.

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

         The Company encourages its directors and officers to participate in community, civic and charitable organizations. Management and members of the Board of Directors periodically review the various CRA activities of the Bank, including the advertising program and geo-coding of real estate loans by census tract data which specifically focuses on low income neighborhoods, its credit granting process with respect to business prospects generated in these areas, and its involvement with community leaders on a personal level.

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

EMPLOYEES

         As of December 31, 2002, the Bank had 33 full-time and 8 part-time employees. The Company has no employees who are not also employees of the Bank. Our employees are not represented by any collective bargaining unit, and we believe our employee relations are good. The Bank maintains a benefit program, which includes health and dental insurance, life, short-term and long-term disability insurance, and a 401(k) plan for substantially all employees.

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

         Effective on March 11, 2001, the Gramm Leach Bliley Act (the "GLB Act") allows a bank holding company or other company to certify status as a financial holding company, which will allow such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

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

JAMES MONROE BANK

         The Bank is a Virginia chartered commercial bank and a member of the Federal Reserve System. Its deposit accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of James Monroe Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

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

         In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 4.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 6.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which a bank shall achieve its minimum Leverage Capital Ratio requirement. A bank that fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject that bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to
Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

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

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums. Payment of deposit premiums, either under current law or as the deposit insurance system may be reformed, will have an adverse impact on earnings.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The executive offices of the Company and the Bank, and the main office of the Bank are located at 3033 Wilson Boulevard, Arlington, Virginia. Our offices occupy 7,239 square feet on the ground floor of a seven story office building, including approximately 1,800 square feet used for the banking lobby. We lease the property in which the main office is located under a lease expiring on December 31, 2007 at a current monthly rent of $16,600, subject to fixed annual increases of approximately 3% annually, plus an allocated portion of the building annual operating expenses subject to annual increases of 4.34%. There are two five-year options to renew the lease. The Bank has three branch offices. The branch locations are 7023 Little River Turnpike, Annandale, Virginia, 10509 Judicial Drive, Fairfax, Virginia and two locations for a third branch at 606 S. King St. and 10 W. Market St., Leesburg, Virginia. The Annandale branch consists of 2,514 square feet in a professional office building. The property is occupied under a lease, terminating on December 31, 2007, at a current monthly rental of $2,600, subject to fixed annual increases of approximately 3% annually. There are options to renew the lease for two additional five-year terms. The Fairfax branch consists of 3,420 square feet in a three story office building. The current monthly rental is $7,695 subject to annual increases of approximately 3%. The lease expires on November 14, 2011. There is one five-year renewal option. The Leesburg branch consists of 1,774 square feet in an office complex at 606 S. King St. and 858 square feet used as a bank drive through at 10 W. Market St. The current monthly rental at the King St. location is $3,300 subject to annual increases of approximately 3%. The lease expires on December 31, 2010. There are two five-year renewal options. The current monthly rental at the Market St. location is $2,500 subject to annual increases of 20%. The lease expires on June 30, 2007. There is one five-year renewal option.

         Management believes the existing facilities are adequate to conduct the Company's business.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company may be involved in routine legal proceedings in the ordinary course of its business. At December 31, 2002, there were no pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On October 10, 2002, a special meeting of shareholders of the Company was held for the purpose of voting on an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 2.000,000 to 5,000,000.

The vote on the amendment to the Company's Articles of Incorporation was as follows:

            For:                  1,255,219
            Against:                 43,122
            Abstain:                    -0-
            Broker Non-votes            -0-


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market for Common Stock and Dividends. Since August 27, 2002, the Company's common stock has been trading on the Nasdaq SmallCap Market under the symbol "JMBI." Prior to that date and since January 19, 2001, the common stock was traded in the over the counter "bulletin board" market (the "OTCBB"). Prior to January 19, 2001 private trades were conducted without brokers and there may have been other trades of which we are either not aware of the price or of the transaction. Such trades and transactions did not necessarily reflect the intrinsic or market values of the common stock. As of December 31, 2002, there were 1,840,677 shares of common stock outstanding, held by approximately 550 shareholders of record.

         Set forth below is certain financial information relating to the Company's share price history for the each quarter since January 1, 2000. For 2002 and 2001, information provided represents high and low bid prices, which reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual trades. Information for 2001 reflects high and low sales prices for trades known to the Company, and do not necessarily reflect all trades which occurred. To date, trading in the common stock has been sporadic and volume has been light. No assurance can be given that an active trading market will develop in the foreseeable future. Information has been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend paid on July 25, 2002.


                         2002                     2001                      2000
                 ---------------------    ----------------------    ----------------------
Period Ended       High        Low          High         Low          High         Low
                 ---------   ---------    ---------   ----------    ----------  ----------
March 31          $12.67      $11.34       $10.34       $9.00        $ 8.17      $ 6.67
June 30           $16.01      $11.75       $9.67        $8.00        $ 8.17      $ 7.63
September 30      $15.51      $11.10       $11.34       $9.17        $ 9.67      $ 9.67
December 31       $17.01      $13.05       $12.67       $9.67         None        None


         Dividends. Holders of the common stock are entitled to receive dividends as and when declared by the Board of Directors. On July 25 2002, the Company effected a three-for-two stock split in the form of a 50% stock dividend. The Company has not paid cash dividends since it became the holding company for the Bank, and prior to that time the Bank did not pay any cash dividends, each electing to retain earnings to support growth. We currently intend to continue the policy of retaining earnings to support growth for the immediate future. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds and capital, as well as applicable governmental policies and regulations. There can be no assurance that we will have earnings at a level sufficient to support the payment of dividends, or that we will in the future elect to pay dividends.

         Regulations of the Federal Reserve and Virginia law place a limit on the amount of dividends the Bank may pay without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. At December 31, 2002, $2,938,000 was available for the payment of dividends by the Bank without prior approval. State and federal regulatory authorities also have authority to prohibit a bank from paying dividends if they deem payment to be an unsafe or unsound practice.

         The Federal Reserve has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. In 1985, the Federal Reserve issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weakened the holding company's financial health, such as by borrowing.

         As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank is not currently in default under any of its obligations to the FDIC.

         Recent Sales of Unregistered Shares. During the past three years, the Company has not sold any securities without registration under the Securities Act of 1933, except for:

     o The initial issuance of shares of its common stock, par value $1.00 per share, as of July 1, 2000, in connection with the establishment of the Company as the one bank holding company for the Bank. The Company relied upon the exemption provided by Section 3(a)(12) of the Securities Act of 1933. In connection with that reorganization transaction, each share of outstanding common stock of the Bank was converted into one share of the Company's common stock, and each shareholder retained the same percentage ownership interest in the Company as such shareholder had in the Bank. Each outstanding option to purchase shares of the Bank common stock was converted into an identical option to purchase shares of the Company. No shares of the Company's common stock or other authorized class of securities were sold for cash. No underwriter, broker or dealer was involved in connection with the reorganization and conversion of shares.

     o On each of February 10, 2001 and February 12, 2002, Director Dr. Alvin Nashman exercised options to purchase 2,550 shares of common stock at an exercise price of $6.67 per share (as adjusted for the three-for-two stock split). The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

     o On February 10, 2000, prior to the establishment of the Company as the holding company for the Bank, the Bank sold 7,500 shares of its common stock to an individual in connection with his joining the Board of Directors at a price of $6.67 per share (as adjusted for the three-for-two stock split.) The Bank relied on the exemption for bank securities provided by Section 3(a)(2) of the Securities Act of 1933.

     o Sale of Unregistered Securities. On June 30, 2002, the Company completed the sale of 390,784 shares of its common stock, $1.00 par value (as adjusted for the three-for-two stock split), in a private placement transaction to accredited investors and 26 nonaccredited investors, conducted in accordance with the provisions of Rule 506 promulgated under Section 4(2) of the Securities Exchange Act of 1934. The shares were sold for cash at a split adjusted price of $12.00 per share, resulting in gross proceeds of $4,689,414. No person or entity underwrote any portion of the offering. Commissions of approximately

          $.48 per share, or $25,200 in the aggregate were paid to a registered broker dealer acting as finder in connection with the sale of 52,500 shares to two investors in the offering.

     o At March 26, 2002, the Company's new wholly owned statutory business trust, JMBI Capital Trust I (the "Trust"), issued $5.0 million of floating rate preferred capital securities to a third party. The Trust invested the proceeds in an equivalent amount of junior subordinated debt securities (the trust preferred capital notes) of the Company bearing an interest rate equal to the coupon rate on the securities issued by the Trust. After the payment of placement fees, the Company received an aggregate of $4,845,000 from these transactions. The net proceeds received by the Company will be used for the general corporate purposes of Bancorp and the Bank, including supporting continued expansion activities through the establishment and/or acquisition of additional branch offices and possible corporate acquisitions. The trust preferred capital notes securities, which are the sole assets of the Trust, are subordinate and junior in right of payment to all present and future senior debt (as defined in the indenture) and certain other financial obligations of Bancorp. Bancorp and the Trust issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         Use of Proceeds:  Not Applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis and other portions of this report contain forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward looking statements can be identified by use of such words as "may," "will," "anticipate," "believes," "expects," "plans," "estimates," "potential," "continue," "should," and similar words or phases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policies, competitive factors, government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statement. The Company does not undertake to update any forward-looking statement to reflect occurrences or events, which may not have been anticipated as of the date of such statements.

INTRODUCTION

         This Management's Discussion and Analysis reviews the financial condition and results of operations of James Monroe Bancorp, Inc. and its subsidiaries as of and for the years ended December 31, 2002 and 2001. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

         There were no changes to the Company's critical accounting policies in the fourth quarter of 2002. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

         Allowance for Loan Losses. The Company has developed a methodology to determine, on a quarterly basis, an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectibility of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition, and specific loss estimates for loans considered substandard or doubtful. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. If necessary, reserves would be allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present rate or fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers the Company's and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition are applied to the total off commercial and commercial real estate loans not specifically evaluated. A percentage of this composite allowance factor is also applied to the aggregate of unused commercial lines of credit which the Company has an obligation to honor but where the borrower has not elected to draw on their lines of credit.

         Homogenous loans, such as consumer installment, residential mortgage loans, home equity loans, and smaller consumer loans are not individually risk graded. Reserves are established for each homogenous pool of loans based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected material losses in these types of homogenous pools of loans.

         The Company's allowance for loan losses is determined based upon a methodology developed by management as described above and is approved by the board of directors each quarter.

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2001 ARE:
----------------------------------------------

     o    Assets grew $112.1 million (89%).

     o    Net loans grew $34.5 million (41%).

     o    Deposits grew $99.6 million (87%).

     o After interest rates dropped 4.75% in 2001 and an additional .25% in November 2002, our net interest margin decreased to 4.56% for 2001 and to 3.90% for 2002. The sustained low interest rate environment coupled with the significant liquidity generated by the Company in 2002 has caused compression in the net interest margin.

     o The Company raised $5 million of additional capital through the issuance of trust preferred securities by a subsidiary. The trust preferred securities reflect interests in 30-year junior subordinated debentures of the Company, with interest floating on a quarterly basis and a cap on the rate in the first five years of 11.00%. The initial interest rate in the first quarter was 5.59% and has declined each quarterly repricing period thereafter, to 5.00% for the quarter beginning December 26, 2002.

     o At June 30, 2002 the Company, through a Private Placement offering, raised $4.7 million in equity by the sale of 390 thousand shares of common stock at a price of $12.00 per share (as adjusted for the 3-for-2 stock split). This additional equity along with the $5 million in trust preferred securities sold in the first quarter has enhanced the capital base to support further growth.

     o Asset quality remains strong with $123,000 of net charge offs in 2002, or 0.12% of average loans for 2002.

     o The Company has excellent liquidity and adequate capital at December 31, 2002.

FINANCIAL OVERVIEW

         The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of Bancorp and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2002.

BALANCE SHEET

         DECEMBER 2002 VS. DECEMBER 2001. Total assets increased by $112.1 million from December 31, 2001 to December 31, 2002, ending the period at $238.8 million. The increase in assets since December 31, 2001 resulted from the Company's emphasis on deposit generation as much as loan generation. Deposits increased $99.6 million, with noninterest-bearing deposits increasing $31.7 million and interest-bearing deposits increasing $67.9 million. With the growth in deposits and the proceeds from the trust preferred capital notes and equity offerings, the Company was able to fund a $35 million net increase in loans, add $52.5 million to the securities portfolio, and increase the Company's short-term liquidity position (Cash and due from banks, Federal funds sold and Interest bearing deposits) by $23 million. Stockholders' equity increased $7.2 million as a result of the $1.6 million of earnings retention for the year 2002, the $4.7 million from the sale of common stock in the private placement, the exercise of options and $962 thousand increase in the unrealized gains on securities available for sale.

         DECEMBER 2001 VS. DECEMBER 2000. Total assets increased by $37.4 million from December 31, 2000 to December 31, 2001, ending the period at $126.7 million. During this period the Company opened its third office, in Leesburg, Virginia. The increase in assets occurred as a result of a $36.2 million increase in deposits, with noninterest-bearing deposits increasing $12.3 million and interest-bearing deposits increasing $23.9 million. Stockholders' equity increased $1.3 million as a result of the $1.1 million of earnings for the year 2001 and $105 thousand increase in the unrealized gains on securities available for sale. With this growth in deposits and capital, the Company was able to fund a $36.1 million increase in loans, and added $2.1 million to the securities portfolio, and increased the Company's liquidity position (Federal funds sold and interest bearing deposits).

RESULTS OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31,
                                           ----------------------------------
($ IN THOUSANDS EXCEPT SHARE DATA)             2002        2001        2000
                                           -----------  ---------   ---------
BALANCE SHEET HIGHLIGHTS:
Total assets                               $   238,793     $126,658   $   89,230
Total loans                                    121,047       86,139       50,040
Total liabilities                              219,598      114,691       78,497
Total stockholders' equity                      19,195       11,967       10,733
                                           ----------    ---------    ----------
RESULTS OF OPERATIONS:
Total interest income                      $    10,091   $    7,548   $    5,413
Total interest expense                           3,609        2,918        2,177
Net interest income                              6,482        4,630        3,236
Provision for loan losses                          483          450          237
Other income                                       760          554          302
Noninterest expense                              4,394        3,033        2,348
Income before taxes                              2,365        1,701          953
Net income                                       1,553        1,112          810
                                           ----------    ---------    ----------
PER SHARE DATA*:
Earnings per share, basic                  $      0.94   $     0.77   $     0.69
Earnings per share, diluted                $      0.90   $     0.74   $     0.67
Weighted average shares
     Outstanding--basic                      1,643,875    1,440,449    1,168,884
Weighted average shares
     Outstanding--diluted                    1,728,431    1,493,130    1,206,591
Book value (at period-end)                 $     10.43   $     8.31   $     7.46
Shares outstanding                           1,840,677    1,440,701    1,438,151
                                           ----------    ---------    ----------

PERFORMANCE RATIOS:
Return on average assets                         0.88%        1.02%        1.19%
Return on average equity                        10.15%        9.65%       10.75%
Net interest margin                              3.90%        4.56%        5.09%
Efficiency Ratio (1)                            60.67%       58.51%        66.4%
                                           ----------    ---------    ---------
OTHER RATIOS:
Allowance for loan losses to total loans         1.15%        1.20%        1.20%
Equity to assets                                 8.04%        9.45%       12.03%
Nonperforming loans to total loans               0.24%        0.31%        0.08%
Net charge-offs to average loans                 0.12%        0.03%        0.00%
Risk-Adjusted Capital Ratios:
     Tier 1                                      15.4%        11.9%        18.5%
     Total                                       16.4%        13.0%        19.6%
     Leverage Ratio                              10.5%         9.5%        12.6%

* Information has been adjusted to reflect the 3-for-2 stock split in the form of a 50% stock dividend paid on July 25, 2002.

(1) Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains or losses. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

COMPARISON OF 2002 OPERATING RESULTS TO 2001 OPERATING RESULTS

         For the year ended December 31, 2002, the Company earned $1.6 million, or $.94 per basic share and $.90 per diluted share, compared with $1.1 million, or $.77 per basic share and $.74 per diluted share, for the year ended December 31, 2001. Return on average assets was .88% and return on average equity was 10.15% for the year ended December 31, 2002 compared to a 1.02% return on average assets and a 9.65% return on average equity for the year ended December 31, 2001.

         Per share earnings and the ratios for 2002 are negatively impacted as a result of the sale and issuance of approximately 390,000 additional shares of common stock in June 2002, as adjusted for the 3-for-2 stock split.

         During 2002, the Company continued to focus on managing its net interest margin, especially in light of the rapidly changing interest rate environment in 2001 and then the sustained extremely low rate environment in 2002. In 2001, the Federal Reserve reduced interest rates 11 times, for a total reduction of 475 basis points, an unprecedented reduction both in terms of the number of, and amount of, rate changes in a 12-month period. The Federal Reserve reduced interest rates an additional 50 basis points in November 2002. These rate reductions had a direct impact in 2001 and 2002 on the rates earned on the Bank's outstanding floating or adjustable rate loans, as well as new loans, and on the rates earned on other investments. These dramatic reductions in a relatively short period continued to impact the loan and investment portfolios in 2002, as loans repriced on a delayed basis or renewed at lower interest rates, and as investment securities matured or were called, and were reinvested at lower rates. This was partially offset by continued repricing upon renewal of certificates of deposit. These rate reductions resulted in a reduction in the net interest margin, which declined from 5.09% in 2000 to 4.56% in 2001 to 3.90% in 2002. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severely declining rate environment. Although the Company continued to grow in asset size since its inception in 1998, and added its third and fourth branches in 2002, it has been able to control its operating efficiency. The Company's Efficiency Ratio increased only slightly from 58.51% in 2001 to 60.67% in 2002. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains or losses. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

NET INTEREST INCOME

         Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of revenue and earnings. Unlike the larger regional or mega-banks that have significant sources of fee income, community banks, such as the Bank, rely primarily on net interest income from traditional banking activities as the primary revenue source. Table 1 presents average balance sheets and a net interest income analysis for the years ended December 31, 2002 and December 31, 2001. The Company did not have any tax-exempt income during any of the periods presented in table 1.

         For the year ended December 31, 2002, net interest income increased $1.9 million, or 40.0%, to $6.5 million from the $4.6 million for the year ended December 31, 2001. This was primarily a result of the increase in the volume of interest earning assets, and partially offset by the effect of declining interest rates, loan repricing, the investment of the liquidity generated into lower yielding securities, and short-term investments. Total average earning assets increased by $64.7 million, or 63.8%, from 2001 to 2002. The yield on earning assets decreased by 136 basis points from 2001, reflecting the continued impact of the dramatic reductions in interest rates in 2001. Yields on federal funds and the securities portfolio decreased by 216 and 136 basis points, respectively. Average loans outstanding grew by $40.2 million, or 60.9%, during 2002. The yield on such loans decreased by 125 basis points. The federal funds rate, which is the short-term liquidity yield, reflected the most sensitivity to declining rates, while loan yields and the securities yields declined, but not as significantly. This is due to the composition of the loan portfolio being comprised of variable, fixed, and adjustable rates, which are not all subject to immediate rate reductions. In the case of the securities portfolio, many agency bonds were called in 2002 and 2001.

         Interest expense for 2002 was $3.6 million compared with $2.9 million in interest expense for 2001. This increase is predominately a result of the $53.5 million, or 79.1% growth in the volume of interest-bearing liabilities.

 COMPARISON OF AVERAGE BALANCES, INTEREST AND YIELDS

         The following table provides certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest-earning assets and interest expense of interest-bearing liabilities for the periods indicated and the average yields earned and rates paid for 2002 and 2001. These yields and costs are derived by dividing income or expense by the average daily balance of the related asset or liability for the periods presented. Yields on loans and securities have been calculated on a tax equivalent basis. Non-accrual loans have been included in the average balances of loans receivable.

TABLE 1

CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
2002 COMPARED TO 2001
($ in thousands)


                                                       Year Ended                                   Year Ended
                                                   December 31, 2002                             December 31, 2001
----------------------------------------------------------------------------------------------------------------------------
                                            Average                    Yield/            Average                      Yield/
                                            Balance     Interest       Rate              Balance        Interest       Rate
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
   Commercial                             $  32,732     $ 2,251         6.88%            $ 25,521       $ 2,110        8.27%
   Commercial real estate                    60,735       4,543         7.48               30,401         2,689        8.84
   Comsumer                                  12,639         963         7.62               10,009           844        8.43
                                           --------     -------        -----             --------        ------        ----
        Total Loans                         106,106       7,757         7.31               65,931         5,643        8.56
Taxable securities                           41,924       2,062         4.92               23,218         1,464        6.31
Federal funds sold and cash equivalents      18,071         272         1.51               12,282           441        3.60
                                           --------     -------        -----             --------        ------        ----
             TOTAL EARNING ASSETS           166,101      10,091         6.08%             101,431         7,548        7.44%
Less allowance for loan losses               (1,257)                                         (756)
Cash and due from banks                       9,441                                         6,167
Premises and equipment net                    1,289                                           871
Other assets                                    994                                           822
                                           --------                                      --------
                    TOTAL ASSETS          $ 176,568                                      $108,535
                                           ========                                      ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing demand deposits          $   5,739     $    61         1.06%            $  4,851       $    78        1.61%
Money Market deposits accounts               69,037       1,750         2.53               33,516         1,203        3.59
Savings accounts                              1,240          22         1.77                  687            17        2.47
Time deposits                                41,381       1,558         3.77               28,646         1,620        5.66
Trust preferred capital notes                 3,849         218         5.66                   --            --          --
                                           --------     -------        -----             --------        ------        ----
  TOTAL INTEREST-BEARING
    LIABILITIES                             121,246       3,609         2.98%              67,700         2,918        4.31%
                                           --------     -------        -----             --------        ------        ----
Net Interest Income and Net Yield on
Interest-Earning Assets                                 $ 6,482         3.90%                           $ 4,630        4.56%
                                                        =======        =====                             ======        ====
Noninterest-bearing demand
  deposits                                   39,554                                        28,786
Other liabilities                               474                                           527
Stockholders' equity                         15,294                                        11,522
                                           --------                                      --------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $176,568                                      $108,535
                                           ========                                      ========

          Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates between 2002 and 2001. As the table shows, the increase in net interest income in 2002 as compared to 2001 is primarily due to the growth in the volume of earning assets and interest-bearing liabilities. While the decrease in interest rates has, to date, affected total interest income, and to a lesser extent, total interest expense, management has managed its exposure to changes in interest rates such that the negative effect of the decline in rates in 2001 resulted in a $1.7 million reduction of net interest income, whereas the growth in earning assets and deposits resulted in an increase of $3.5 million to net interest income.

TABLE 2
EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                                           December 31
                                                         2002 vs. 2001
                                              ---------------------------------
                                               Increase         Due to Change
                                                  or              in Average
                                              (Decrease)      -----------------
                                                              Volume      Rate
                                               --------------------------------

EARNINGS ASSETS:
Loans                                          $2,114        $2,779    $  (655)
Taxable securities                                598           823       (225)
Federal funds sold                               (169)          721       (890)
                                               --------------------------------
   Total interest income                        2,543         4,323     (1,780)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
  deposits                                        (17)           20        (37)
Money market deposit
  acounts                                         547           756       (209)
Savings deposits                                    5             8         (3)
Time deposits                                     (62)         (254)       192
Trust preferred capital notes                     218           218         --
                                               --------------------------------
  Total interest expense                          691           748        (57)
                                               --------------------------------
     Net Interest Income                       $1,852        $3,575    $(1,723)
                                               ================================

COMPARISON OF 2001 OPERATING RESULTS TO 2000 OPERATING RESULTS

         For the year ended December 31, 2001 the Company earned $1.1 million, or $.77 per basic share and $.74 per diluted share, compared with $810 thousand, or $.69 per basic share and $.67 per diluted share, for the year ended December 31, 2000. With respect to performance ratios, 2001 earnings resulted in a return on average assets of 1.02% and a return on average equity of 9.65% compared to a 1.19% return on average assets and a 10.75% return on average equity for 2000. The Company's per share earnings and the returns on assets and equity for the year ended December 31, 2001 are negatively impacted by the fact that it was in a taxable position in 2001, whereas it was not required to make a tax provision during the first eight months of 2000. In addition, per share earnings and ratios for 2001 are further negatively impacted as a result of the sale and issuance of an additional 321,715 shares of common stock in November 2000. As a result of these factors, the Company does not believe that direct comparison of results for 2001 and 2000 are meaningful.

         During 2001, the Company continued to focus on managing a strong net interest margin (4.56% for 2001 and 5.09% 2000), maintaining strong asset quality, and balancing cost control with the need to incur costs to support the rapid growth experienced.

NET INTEREST INCOME

         For the year ended December 31, 2001, net interest income increased $1.4 million, or 43.1%, to $4.6 million from the $3.2 million for the year ended December 31, 2000, primarily as a result of the increase in the volume of interest earning assets, partially offset by the effect of declining interest rates. Total average earning assets increased by $37.8 million, or 59.4%, from 2000 to 2001. The yield on earning assets decreased by 107 basis points from 2000, reflecting the dramatic reductions in interest rates in 2001. Yields on federal funds and the securities portfolio decreased by 281 and 22 basis points, respectively. Average loans outstanding grew by $24.4 million, or 58.8%, during 2001 compared to 2000, and the yield on such loans decreased by 102 basis points. The federal funds rate, which is the short-term liquidity yield, reflected the most sensitivity to declining rates, while loan yields and the securities yields declined, but not as significantly. This is due to the composition of the loan portfolio being comprised of variable, fixed, and adjustable rates, which are not all subject to immediate rate reductions. In the case of the securities portfolio, many agency bonds were called in 2001, but the Company was able to reinvest the proceeds of the called securities into new securities at similar yields, which partially mitigated the call of higher yielding securities.

         Interest expense for 2001 was $2.9 million compared with $2.2 million in interest expense for 2000. This increase is predominately a result of the $24.7 million, or 58.2% growth in the volume of interest-bearing liabilities, partially offset by the 78 basis point decrease in the average cost of interest-bearing liabilities. Although deposit rates in our market peaked during the middle of 2000, the Company's interest expense for deposits lagged in repricing and/or resetting downward to reflect declines in market interest rates. This lag is primarily the result of the Company's interest-bearing time deposits, most of which have maturities of one year or less and which will not immediately reprice at lower rates in a falling rate environment, but which become eligible for repricing at lower rates during the 12 months following a declining rate environment. Repricing of these liabilities accelerated in the fourth quarter of quarter of 2001 and continued into 2002.

TABLE 3
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
2001 COMPARED TO 2000
($ in thousands)

                                                     Year Ended                                      Year Ended
                                                  December 31, 2001                               December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                            Average                    Yield/            Average                     Yield/
                                            Balance     Interest       Rate              Balance        Interest      Rate
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
   Commercial                              $ 25,521     $ 2,110         8.27%            $ 19,224       $ 1,749        9.10%
   Commercial real estate                    30,401       2,689         8.84               16,729         1,670        9.98
   Comsumer                                  10,009         844         8.43                5,567           558       10.02
                                           --------     -------        -----             --------        ------        ----
        Total Loans                          65,931       5,643         8.56               41,520         3,977        9.58
Taxable securities                           23,218       1,464         6.31               16,338         1,067        6.53
Federal funds sold and cash equivalents      12,282         441         3.60                5,759           369        6.41
                                           --------     -------        -----             --------        ------        ----
             TOTAL EARNING ASSETS           101,431       7,548         7.44%              63,617         5,413        8.51%
Less allowance for loan losses                 (756)                                         (481)
Cash and due from banks                       6,167                                         3,678
Premises and equipment, net                     871                                           712
Other assets                                    822                                           680
                                           --------                                      --------
                    TOTAL ASSETS           $108,535                                      $ 68,206
                                           ========                                      ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing demand deposits              4,851     $    78         1.61%            $  3,667       $    77        2.10%
Money Market deposits accounts               33,516       1,203         3.59               20,826           986        4.73
Savings accounts                                687          17         2.47                  337            10        2.97
Time deposits                                28,646       1,620         5.66               17,908         1,101        6.15
Borrowed funds                                   --          --           --                   45             3        6.67
                                           --------     -------        -----             --------        ------        ----
  TOTAL INTEREST-BEARING
    LIABILITIES                              67,700       2,918         4.31%              42,783         2,117        5.09%
                                           --------     -------        -----             --------        ------        ----
Net Interest Income and Net Yield on
Interest-Earning Assets                                 $ 4,630         4.56%                           $ 3,236        5.09%
                                                        =======        =====                             ======        ====
Noninterest-bearing demand
  deposits                                   28,786                                        17,570
Other liabilities                               527                                           319
Stockholders' equity                         11,522                                         7,534
                                           --------                                      --------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $108,535                                      $ 68,206
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

TABLE 4

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                                          December 31
                                                         2001 vs. 2000
                                              ---------------------------------
                                               Increase         Due to Change
                                                  or             in Average
                                              (Decrease)      -----------------
                                                              Volume      Rate
                                              ---------------------------------

EARNINGS ASSETS:
Loans                                          $1,666        $2,034    $  (368)
Taxable securities                                397           432        (35)
Federal funds sold                                 72           117        (45)
                                               --------------------------------
   Total interest income                        2,135         2,583       (448)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
  deposits                                          1            (0)         1
Money market deposit
  acounts                                         217           359       (142)
Savings deposits                                    7             8         (1)
Time deposits                                     519           599        (80)
Borrowed funds                                     (3)           (1)        (2)
                                               --------------------------------
  Total interest expenses                         741           965       (224)
                                               --------------------------------
     Net Interest Income                       $1,394        $1,618    $  (224)
                                               ================================

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A potential loss factor is applied to these loans which considers the company and peer group historical charge off history, trends in delinquencies and loan grading, current economic conditions, and factors that include the composition of the Company's loan portfolio. At December 31, 2002, the Company had a $240,000 impaired loan on non-accrual status, but which is current as to principal and interest payments.

         The methodology established for determining an appropriate allowance for loan losses was approved by the Audit Committee and the Board of Directors. The quarterly provision is approved by the Board. The methodology is reevaluated on a quarterly basis. Pending the development of a negative trend with respect to past due loans or charge-offs or significant changes in economic conditions, the Company continues to maintain an allowance it believes is adequate but not excessive.

         As reflected in Table 5 below, the allowance is allocated among the various categories of loans based upon the methodology described herein.

TABLE 5

         The following table presents the activity in the allowance for loan losses for the years ended December 31, 1998 through 2002.

                                               DECEMBER 31,
                            --------------------------------------------------
                              2002       2001       2000       1999      1998
                            -------    -------     ------     ------    ------
                                        (Dollars in thousands)
Balance, January 1          $ 1,030    $   600    $   363   $   132   $    --
Provision for loan losses       483        450        237       231       132
Loan charge-offs:
     Commercial                (122)        (5)        --        --        --
     Consumer                    (4)       (15)        --        --        --
                            -------    -------    -------   -------   -------
       Total charge-offs       (126)       (20)        --        --        --
Loan recoveries:
     Consumer                     3         --         --        --        --
                            -------    -------    -------   -------   -------
     Net charge-offs           (123)       (20)        --        --        --
                            -------    -------    -------   -------   -------
Balance, December 31        $ 1,390    $ 1,030    $   600   $   363   $   132
                            =======    =======    =======   =======   =======


TABLE 6

         The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.

                                                                        DECEMBER 31,
                        ----------------------------------------------------------------------------------------------------------
                                 2002                2001                  2000                1999                  1998
                        -------------------- --------------------  -------------------- --------------------  --------------------
                                 PERCENT OF            PERCENT OF           PERCENT OF            PERCENT OF           PERCENT OF
(Dollars in thousands)   AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT   TOTAL LOANS  AMOUNT  TOTAL LOANS   AMOUNT  TOTAL LOANS
                        ----------------------------------------------------------------------------------------------------------
Construction loans          $   35   10.0       $ $ 78    10.9%      $  53      8.9%      $   --       --%      $   14      11.0%
Commercial loans               765   23.0          281    27.3         202     33.7          200     50.9           58      44.0
Commercial real estate
 loans                         504   58.1          528    51.3         250     41.5          120     31.7           56      42.0
Real estate 1-4 family
 residental loans                6    1.7           40     3.9          50      8.3           10      3.2           --        --
Home equity loan                 8    2.0           19     1.8          --      1.1           --      0.5           --        --
Consumer loans                  72    5.2           84     4.8          45      6.5           33     13.7            4       3.0
                            -------------       --------------       --------------       ---------------       ----------------
Balance End of Period       $1,390  100.0%      $1,030   100.0%      $ 600    100.0%      $  363    100.0%      $  132     100.0%
                            =============       ==============       ==============       ===============       ================

TABLE 7

The following table shows the amounts of non-performing assets at the dates indicated.

                                                                            DECEMBER 31,
                                                 ----------------------------------------------------------------
(Dollars in Thousands)                             2002          2001         2000         1999         1998
                                                 -----------   -----------  -----------  -----------   ----------
Nonaccrual loans excluded from impaired loans:
   Commercial                                      $    22       $    --       $   --       $   --       $   --
   Consumer                                             34            --           --           --           --
Accruing loans- past due 90 days or more:
   Commercial                                           --           266           39           --           --
Impaired loans:
   Commercial                                          240            --           --           --           --
                                                   ---------     ---------     --------     --------     --------
Total non-performing assets                        $   296       $   266       $   39       $   --       $   --
                                                   =========     =========     ========     ========     ========

         At December 31, 2002, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. For the year ended December 31, 2002, $9,822 in gross interest income would have been recorded if the $56,000 of nonaccrual loans had been accruing interest throughout the period.

LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At December 31, 2002, total loans were $121.0 million, a 40.5% increase from the $86.1 million in loans outstanding at December 31, 2001. Total loans at December 31, 2001 represented a 72.1% increase from the $50.0 million of loans at December 31, 2000. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Virtually all of the Company's loans are commercial real estate mortgage or development loans, relating to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. While the region has experienced some decline in economic activity during 2002, the local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect to owner occupied or managed properties.

         The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 8, twenty-nine percent of the Company's loans are fixed rate loans. Ninety-eight percent of the Company's loans reprice or have a maturity date that falls within five-years.

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 7.2% of the loan portfolio at December 31, 2002, as compared to 3.9% at December 31, 2001 and 9.1% at December 31, 2000.

TABLE 8

         Table 8 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 2002. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.
                                                   DECEMBER 31, 2002
                                      ------------------------------------------
                                                 AFTER ONE
                                       WITHIN   YEAR THROUGH AFTER FIVE
                                      ONE YEAR   FIVE YEARS     YEARS     TOTAL
                                      ------------------------------------------
                                                (Dollars in thousands)
  Construction loans                  $ 12,160   $     --   $     --     12,160
  Commercial loans                      23,872      3,990         --     27,862
  Commercial real estate loans          39,731     30,587         --     70,318
  Real estate 1-4 family residential        --         --      2,069      2,069
  Home equity loans                      2,390         --         --      2,390
  Consumer loans                         4,063      2,025         --      6,088
  Overdrafts                               160         --         --        160
                                      ------------------------------------------
                                      $ 82,376   $ 36,602   $  2,069   $121,047
                                      ==========================================


                                                 AFTER ONE
                                       WITHIN   YEAR THROUGH AFTER FIVE
                                      ONE YEAR   FIVE YEARS     YEARS     TOTAL
                                      ------------------------------------------
                                                (Dollars in thousands)
  Fixed Rate                          $ 18,846   $ 14,363   $  2,069   $ 35,278
  Variable/Adjustable Rate
                                        63,530     22,239         --     85,769
                                      ------------------------------------------
                      Total           $ 82,376   $ 36,602   $  2,069   $121,047
                                      ==========================================

         At December 31, 2002, the aggregate amount of loans due after one year which have fixed rates was approximately $16.4 million, and the amount with variable or adjustable rates was approximately $22.2 million.



TABLE 9

The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

                                                                   DECEMBER 31,
                                      -------------------------------------------------------------------
($ in thousands)                          2002           2001         2000          1999         1998
----------------                      ----------     ----------    ----------   -----------    ----------

Construction loans                    $   12,160     $    9,408    $    4,429    $       --    $    1,425
Commercial loans                          27,862         23,478        16,842        15,812         5,639
Real estate-Commercial                    70,318         44,192        20,783         9,849         5,308
Real estate-1-4 family residential         2,069          3,363         4,165         1,003            --
Home equity loans                          2,390          1,554           546           158            --
Consumer loans                             6,088          4,025         3,275         4,217           397
Overdrafts                                   160            119            --            --            --
                                      ----------     ----------    ----------    ----------    ----------
                                         121,047         86,139        50,040        31,039        12,769
Less allowance for loan losses            (1,390)        (1,030)         (600)         (363)         (132)
                                      ----------     ----------    ----------    ----------    ----------
Net Loans                             $  119,657     $   85,109    $   49,440    $   30,676    $   12,637
                                      ==========     ==========    ==========    ==========    ==========


INVESTMENT SECURITIES

         The carrying value (fair value) of the Company's securities portfolio increased $54 million to $76.1 million at December 31, 2002 from $22.1 million at December 31, 2001. From December 31, 2001 to December 31, 2002, the adjustment to record securities at approximate fair market value improved by $1.5 million from a mark-to-market appreciation of $218 thousand at the end of 2001 to a mark-to-market appreciation of $1.7 million at the end of 2002. The carrying value (fair value) of the Company's securities portfolio increased $2.1 million to $22.1 million at December 31, 2001 from $20.0 million at December 31, 2000. From December 31, 2000 to December 31, 2001, the adjustment to record the securities at approximate fair market value improved by $159 thousand from a mark-to-market appreciation of $59 thousand at the end of 2000 to a mark-to-market appreciation of $218 thousand at the end of 2001.

         The Company currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. In general, our investment policy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five years or less in the case of fixed rate securities. In the case of mortgage-backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five years or less except for adjustable rate securities which may have an average life greater than 5 years. The Company's investment policy is driven by its interest rate risk process and the need to minimize the effect of changing interest rates to the entire balance sheet.

TABLE 10

The following table presents the amount and maturities of the investment securities in our portfolio at December 31, 2002.



                                                                                     DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                                 2002                     2001                      2000
                                                       -----------------------  -------------------------  -------------------------
                                                                    Percent of                 Percent of               Percent of
                                                         Balance    Portfolio      Balance     Portfolio     Balance     Portfolio
                                                       -----------------------  -------------------------  -------------------------
Available for Sale (at Estimated Market Value):
   U.S. Agency                                         $ 35,298      46.5%       $   3,593      16.2%      $  12,135       60.6%
   Mortgage-backed securities                            20,954      27.5%           6,451      29.2%          5,256       26.2%
   Adjustable rate mortgage-backed securities             6,159       8.1%           1,699       7.7%             --        0.0%
   Corporate bonds                                       13,023      17.1%           9,942      44.9%          2,275       11.4%
   Restricted stock                                         629       0.8%             434       2.0%            373        1.9%
                                                       ------------------        -------------------       --------------------
Total                                                  $ 76,063     100.0%       $  22,119     100.0%      $  20,039      100.0%
                                                       ==================        ===================       ====================

TABLE 11

The following table presents the amount and maturities of the investment securities in our portfolio at December 31, 2002.


MATURITY OF SECURITIES AT DECEMBER 31, 2002

                                                                       Years to Maturity
------------------------------------------------------------------------------------------------------------------------------
                                       Within        Over 1 Year           Over 5 Years         Over
        (in thousands)                1 Year       through 5 Years       though 10 Years      10 Years            Total
------------------------------------------------------------------------------------------------------------------------------
                                  Amount  Yield  Amount      Yield    Amount     Yield    Amount    Yield    Amount    Yield
----------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AVAILABLE-FOR-SALE:
  U.S. Agency                    $   --    --    $35,298       2.97%        --       --    $    --       --    $35,298   2.97%
  Mortgage-backed securities         --    --      2,861       4.16%     1,853     4.48%    16,240     5.55%    20,954   5.27%
  Adjustable rate mortgage-
  backed securities                  --    --         --         --         --       --      6,159     4.79%     6,159   4.79%
  Corporate bonds                    --    --      2,977       2.86%     8,295     3.51%     1,751     7.24%    13,023   3.87%
  Restricted stock                   --    --         --         --         --     0.00%       629     3.37%       629   3.37%
                                 ------          -------               -------             -------             -------
           Total Debt Securities
              Available-for-Sale $   --    --    $41,136       3.04%   $10,148     3.69%   $24,779     5.43%   $76,063   3.91%
                                 ======          =======               =======             =======             =======

          For additional information reging the investment portfolio, see
Note 2 to the consolidated financial statements for the year ended December 31, 2002.

         At December 31, 2002, there were no issuers, other than issuers who are US government agencies, whose securities owned by the Company had an aggregate book value of more than 10% of total stockholders' equity of the Company.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

         The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers, who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At December 31, 2002, our Basic Surplus ratio (net access to cash and secured borrowings as a percentage of total assets) was approximately 15% compared to the present internal minimum guideline range of 5% to 10%.

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

         One tool that we utilize in managing our interest rate risk is the matched funding matrix depicted in Table 12. The matrix arrays repricing opportunities along a time line for both assets and liabilities. The longer term, more fixed rate sources are presented in the upper left hand corner while the shorter term, more variable rate items, are at the lower left. Similarly, uses of funds, such as assets, are arranged across the top moving from left to right.

         The body of the matrix is derived by allocating the longest fixed rate funding sources to the longest fixed rate assets and shorter term variable sources to shorter term variable uses. The result is a graphical depiction of the time periods over which we expect to experience exposure to rising or falling rates. Since the scales of the liability and assets sides are identical, all numbers in the matrix would fall within the diagonal lines if we were perfectly matched across all repricing time frames. Numbers outside the diagonal lines represent two general types of mismatches: liability sensitive in time frames when numbers are to the left of the diagonal line and asset sensitive in time frames when numbers are to the right of the diagonal line.

         At December 31, 2002 we were modestly liability sensitive in the short term and then we become asset sensitive out beyond one year. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors. These products may not reprice consistently with assets such as variable rate commercial loans or other loans that immediately reprice as the prime rate changes. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50bp up and 50bp down increments. At December 31, 2002, the following 12-month impact on net interest income is estimated to range from a positive impact of 24% if rates rise to a negative impact of 8% if rates continue to decline for the multiple scenarios. The Company believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of December 31, 2002. The Company is positioned to substantially improve earnings if and when rates rise. With respect to further reductions in rates, Most Likely scenario and the Ramp Down scenarios, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 200 basis point decline is realistic given the already extremely low interest rates. Thus management believes the exposure to further changes in interest rates would not have a material negative effect on the results of operations.

               Static rates                                -0- %
               Most Likely rates                           5.8 %
               Ramp Up 100bp-12 Months                     5.0 %
               Ramp Up 200bp-12 Months                     8.4 %
               Ramp Down 100 bp-12 Months                 (4.3)%
               Ramp Down 200bp-12 Months                  (8.4)%
               Rising rate scenario                       23.6 %
               Declining rate scenario                     2.5 %

TABLE 12


                                                        Match Funding Matrix
                                                         James Monroe Bank
                                                         December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                 60+      37 - 60   25 - 36   13 - 24   10 - 12    7 - 9     4 - 6     1 - 3
                     Assets>    Months     Months    Months    Months    Months    Months    Months    Months    O/N    Total
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
& Equity                        58,859     19,596    11,014    24,516    18,336    14,388    22,505    41,672   27,477   238,363
------------------------------------------------------------------------------------------------------------------------------------
60+
Months              85,974      58,859     19,596     7,519                                                               85,974
------------------------------------------------------------------------------------------------------------------------------------
37 - 60
Months                 776                              776                              Asset Sensitive                     776
------------------------------------------------------------------------------------------------------------------------------------
25 - 36
Months               1,855                            1,855                                                                1,855
------------------------------------------------------------------------------------------------------------------------------------
13 - 24
Months               2,746                              864     1,882                                                      2,746
------------------------------------------------------------------------------------------------------------------------------------
10 - 12
Months               5,585                                      5,585                                                      5,585
------------------------------------------------------------------------------------------------------------------------------------
7 - 9
Months               7,527                                      7,527                                                      7,527
------------------------------------------------------------------------------------------------------------------------------------
4 - 6
Months               8,070                                      8,070                                                      8,070
------------------------------------------------------------------------------------------------------------------------------------
1 - 3
Months             125,830                                      1,452    18,336    14,388    22,505    41,672   27,477   125,830
------------------------------------------------------------------------------------------------------------------------------------
O/N                  0         Liabilitity Sensitive
------------------------------------------------------------------------------------------------------------------------------------
Total              238,363      58,859     19,596    11,014    24,516    18,336    14,388    22,505    41,672   27,477   238,363
------------------------------------------------------------------------------------------------------------------------------------



NONINTEREST INCOME AND EXPENSE

         Noninterest income consists primarily of service charges on deposit accounts and fees and other charges for banking services. Noninterest expense consists primarily of salary and benefit costs and occupancy and equipment expense. To date, the Company has not been required to pay any premiums for deposit insurance. To the extent that deposit premiums may become required, the Company's results of operations will be adversely affected.

TABLE 13

TABLE 13 PROVIDES INFORMATION REGARDING THE COMPANY'S NONINTEREST INCOME FOR THE PERIODS INDICATED.

                                                        DECEMBER 31,
                                                    --------------------
($ in thousands)                                    2002    2001    2000
----------------                                    ----    ----    ----

Service charges on deposit accounts                 $263    $263    $190
Cash management fee income                           130     113      48
Gain on sale of securities                           244     107      17
Other fee income                                     123      71      47
                                                    ----    ----    ----
                          Total Noninterest Income  $760    $554    $302
                                                    ====    ====    ====

         The increases in noninterest income for the each period shown are the result of the continued growth of the Company and the expansion of products resulting in fee income. In addition, the Company earned cash management fees relating to off-balance sheet customer sweep accounts which had average balances of between $20 and $25 million during 2002.

TABLE 14

Major expense categories that exceed 1% of operating revenues for the comparative years ended December 31 are as follows:

                                                       DECEMBER 31,
                                                 -------------------------
($ in thousands)                                 2002      2001       2000
----------------                                 ----      ----       ----
Salaries and benefits                           $2,220    $1,513    $1,203
Occupancy cost, net                                541       367       266
Equipment expense                                  308       184       149
Data processing costs                              360       269       251
Advertising and public relations                   123        84        56
Professional fees                                  168       181        76
Courier and express services                       105        73        52
Meals & entertainment                               44        38        40
Supplies                                            75        54        35
Postage                                             43        35        27
State franchise tax                                155       107        94
Other                                              252       128        99
                                                ------    ------    ------
                    Total Noninterest Expense   $4,394    $3,033    $2,348
                                                ======    ======    ======

         Non-interest expense increased $1.4 million or 44.8% from $3.0 million for the year ended December 31, 2001, to $4.4 million for 2002. Approximately one-half of this increase is in salary and benefit costs. In February 2002, the Company opened its fourth office in Fairfax City, Virginia, with three personnel, and added personnel at the main office in order to support the growth in customers and transactions being processed. In addition, the Company opened a drive-through location in Leesburg, Virginia in July of 2002. The increase in occupancy cost is due to the cost of the new locations. The increase in professional fees is primarily due to higher legal expenses and the transfer of the stock transfer function to a third party. The increase in the other expense category is due to the director fees paid by the Company to its directors beginning in 2001 and the increase in regulatory assessments that are a function of the asset size of the Company.

DEPOSITS AND OTHER BORROWINGS

         The principal sources of funds for the Bank are core deposits (demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit less than $100,000) from the local market areas surrounding the Bank's offices. The Bank's deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low-cost source of funding.

TABLE 15

The following table reflects deposits by category for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                          2002                   2001                   2000
                                                 ----------------------- ----------------------  ---------------------
(Dollars in Thousands)                             Average     Average    Average    Average      Average   Average
                                                   Balance      Rate      Balance      Rate       Balance     Rate
                                                 ----------------------- ----------------------  ---------------------
Deposits
    Noninterest-bearing demand                    $ 39,554        --%    $ 28,786        --%    $ 17,570        --%
    Interest-bearing demand                          5,739      1.06        4,851      1.61        3,667      2.10
    Money Market                                    69,037      2.53       33,516      3.59       20,826      4.73
    Savings                                          1,240      1.77          687      2.47          337      2.97
    Certificates of deposit of $100,000 or more     24,528      3.70       15,123      5.73       10,174      6.18
    Other time                                      16,853      3.86       13,523      5.58        7,734      6.10
                                                  --------      ----     --------      ----     --------      ----
Total Deposits                                    $156,951      2.16%    $ 96,486      3.02%    $ 60,308      3.60%
                                                  ========      ====     ========      ====     ========      ====

TABLE 16

         The following table indicates the amount of certificates of deposit of $100,000 or more and less than $100,000, and their remaining maturities.


                                             3 MONTHS  4 TO 6    7 TO 12  OVER 12
                                             OR LESS   MONTHS    MONTHS    MONTHS     TOTAL
                                            ----------------------------------------------------
Certificates of deposit less than $100MM    $ 3,761   $ 2,433   $ 5,166   $ 2,360   $13,720
Certificates of deposit of $100MM or more     8,111     5,627     7,946     2,917    24,601
                                            -------   -------   -------   -------   -------
                                            $11,872   $ 8,060   $13,112   $ 5,277   $38,321
                                            =======   =======   =======   =======   =======


CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At December 31, 2002, stockholders' equity increased $7.2 million from the $12 million of equity at December 31, 2001 as a result of the $1.6 million in retained earnings in 2002 and the $4.7 million in equity sold in June 2002.

         The Company has reported a steady improvement in earnings since the Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and have continued with $810 thousand of earnings in 2000, $1.1 million of earnings for 2001, and $1.6 million of earnings for 2002. One of the Company's initial strategies was to restore the initial lost capital from the initial organization costs of $254 thousand and the accumulated earnings loss of $452 thousand for 1998. As of December 31, 2001, the earnings for 2000 and 2001 had recouped the losses and at December 31, 2002 the Company had retained earnings of approximately $2.9 million. In addition, the Company has fully utilized its net operating losses for tax purposes beginning in September 2001 and has been at a 34% effective tax rate since that date.

ITEM 7. FINANCIAL STATEMENTS.


                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors
James Monroe Bancorp, Inc. and Subsidiaries
Arlington, Virginia

         We have audited the accompanying consolidated balance sheets of James Monroe Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James Monroe Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 10, 2003

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                    (Dollars in thousands, except share data)

                                                                                       DECEMBER 31,
                                                                                  --------------------
ASSETS                                                                             2002         2001
                                                                                  --------   ---------
Cash and due from banks                                                           $ 11,051   $  5,982
Interest-bearing deposits in banks                                                     655      2,035
Federal funds sold                                                                  28,826      9,469
Securities available for sale, at fair value                                        76,063     22,119
Loans, net of allowance for loan losses of $1,390 in 2002
  and $1,030 in 2001                                                               119,657     85,109
Bank premises and equipment, net                                                     1,333      1,007
Accrued interest receivable                                                            916        631
Other assets                                                                           292        306
                                                                                  --------   --------
TOTAL ASSETS                                                                      $238,793   $126,658
                                                                                  ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Noninterest-bearing deposits                                                    $ 66,729   $ 35,034
  Interest-bearing deposits                                                        147,141     79,225
                                                                                  --------   --------
     Total deposits                                                                213,870    114,259
Trust preferred capital notes                                                        5,000         --
Accrued interest payable and other liabilities                                         728        432
                                                                                  --------   --------
     Total liabilities                                                             219,598    114,691
                                                                                  --------   --------
STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized 5,000,000 shares; issued
  and outstanding 1,840,677 shares in 2002, 960,467 shares in 2001                   1,841        960
 Capital surplus                                                                    13,354      9,522
 Retained earnings                                                                   2,894      1,341
 Accumulated other comprehensive income                                              1,106        144
                                                                                  --------   --------
     Total stockholders' equity                                                     19,195     11,967
                                                                                  --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $238,793   $126,658
                                                                                  ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 2002, 2001 and 2000
                  (Dollars in thousands, except per share data)

                                                              YEARS ENDED DECEMBER 31,
                                                             ---------------------------
                                                             2002       2001        2000
                                                             ----       ----        ----
INTEREST AND DIVIDEND INCOME:
  Loans, including fees                                     $ 7,757   $ 5,643   $   3,977
  Securities, taxable                                         2,062     1,464       1,067
  Federal funds sold                                            260       379         343
  Other interest income                                          12        62          26
                                                            -------   -------   ---------
      Total interest and dividend income                     10,091     7,548       5,413
                                                            -------   -------   ---------
INTEREST EXPENSE:
  Deposits                                                    3,391     2,918       2,174
  Borrowed funds                                                218        --           3
                                                            -------   -------   ---------
      Total interest expense                                  3,609     2,918       2,177
                                                            -------   -------   ---------
      Net interest income                                     6,482     4,630       3,236
PROVISION FOR LOAN LOSSES                                       483       450         237
                                                            -------   -------   ---------
      Net interest income after provision for loan losses     5,999     4,180       2,999
                                                            -------   -------   ---------
NONINTEREST INCOME:
  Service charges and fees                                      263       263         190
  Gain on sale of securities                                    244       107          17
  Other                                                         253       184          95
                                                            -------   -------   ---------
      Total noninterest income                                  760       554         302
                                                            -------   -------   ---------
NONINTEREST EXPENSES:
  Salaries and wages                                          1,907     1,307       1,061
  Employee benefits                                             313       206         142
  Occupancy expenses                                            541       367         266
  Equipment expenses                                            308       184         149
  Other operating expenses                                    1,325       969         730
                                                            -------   -------   ---------
      Total noninterest expenses                              4,394     3,033       2,348
                                                            -------   -------   ---------
      Income before income taxes                              2,365     1,701         953
PROVISION FOR INCOME TAXES                                      812       589         143
                                                            -------   -------   ---------
      Net income                                            $ 1,553   $ 1,112   $     810
                                                            =======   =======   =========
EARNINGS PER SHARE, basic                                   $  0.94   $  0.77   $    0.69
EARNINGS PER SHARE, diluted                                 $  0.90   $  0.74   $    0.67


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                                               ACCUMULATED
                                                                                  OTHER
                                                                                 COMPRE-
                                                                                 HENSIVE    COMPRE-    TOTAL
                                              COMMON      CAPITAL    RETAINED    INCOME     ENSIVE  STOCKHOLDERS'
                                              STOCK       SURPLUS    EARNINGS    (LOSS)     INCOME    EQUITY
                                              -----       -------    --------    ------     ------    ------
BALANCE, DECEMBER 31, 1999                     $  743      $ 6,683     $(581)    $ (245)              $ 6,600
 Comprehensive income:
  Net income                                                             810                 $ 810        810
  Net change in unrealized gains
   on available for sale securities,
   net of deferred taxes of $152                                                               295
  Less:  reclassification adjustment,
   net of income taxes of $6                                                                   (11)
                                                                                            ------
  Other comprehensive income,
   net of tax                                                                       284        284        284
                                                                                            ------
 Total comprehensive income                                                                 $1,094
                                                                                            ======
 Exercise of stock options                          1           16                                         17
 Issuance of common stock                         215        2,807                                      3,022
                                               ------      -------     -----     ------               -------
BALANCE, DECEMBER 31, 2000                        959        9,506       229         39                10,733
 Comprehensive income:
  Net income                                                           1,112                $1,112      1,112
  Net change in unrealized gains
   on available for sale securities,
   net of deferred taxes of $91                                                                176
  Less: reclassification adjustment,
   net of income taxes of $36                                                                  (71)
                                                                                            ------
  Other comprehensive income,
   net of tax                                                                       105        105        105
                                                                                            ------
 Total comprehensive income                                                                 $1,217
                                                                                            ======
  Exercise of stock options                         1           16                                         17
                                               ------      -------     -----     ------               -------
BALANCE, DECEMBER 31, 2001                        960        9,522     1,341        144                11,967
 Comprehensive income:
  Net income                                                           1,553                 1,553      1,553
  Net change in unrealized gains
   on available for sale securities,
   net of deferred taxes of $579                                                             1,123
   Less: reclassifications adjustment,
   net of income taxes of $83                                                                 (161)
                                                                                            ------
 Other comprehensive income,
   net of tax                                                                       962        962        962
                                                                                            ------
 Total comprehensive income                                                                 $2,515
                                                                                            ======

  Exercise of stock options                         7           60                                         67
  Issuance of common stock                        261        4,385                                      4,646
  Effect of 3 for 2 stock split                   613         (613)
                                               ------      -------    ------     ------               -------
BALANCE, DECEMBER 31, 2002                     $1,841      $13,354    $2,894     $1,106               $19,195
                                               ======      =======    ======     ======               =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     JAMES MONROE BANCORP, INC.
                          AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Years Ended December 31, 2002, 2001 and 2000
                       (Dollars in thousands)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                     -------------------------
                                                                                     2002        2001     2000
                                                                                     ----        ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $   1,553  $   1,112  $     810
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                     257        177        112
      Provision for loan losses                                                         483        450        237
      Amortization of bond premium                                                      212         46          5
      Accretion of bond discount                                                        (67)       (49)       (22)
      Realized (gain) on sales of securities available for sale                        (244)      (107)       (17)
      Deferred income tax (benefit)                                                    (109)      (125)      (159)
      (Increase) in accrued interest receivable                                        (285)       (64)      (221)
      (Increase) decrease in other assets                                              (196)       (48)        12
      Increase (decrease) in accrued interest payable and other liabilities             119        (23)       256
                                                                                  ---------  ---------  ---------
           Net cash provided by operating activities                                  1,723      1,369      1,013
                                                                                  ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                        (85,969)   (21,655)    (8,904)
  Proceeds from calls and maturities of securities available for sale                27,223     13,889        332
  Proceeds from sales of securities available for sale                                6,359      5,955      2,515
  Purchases of premises and equipment                                                  (583)      (492)       (90)
  (Increase) decrease in interest-bearing cash balances                               1,380        (25)    (2,010)
  (Increase) decrease in Federal funds sold                                         (19,357)       464     (8,396)
  Net (increase) in loans                                                           (35,031)   (36,119)   (19,001)
                                                                                  ---------  ---------  ---------
           Net cash (used in) investing activities                                 (105,978)   (37,983)   (35,554)
                                                                                  ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, savings
    deposits and money market accounts                                               90,879     33,178     17,812
  Net increase in time deposits                                                       8,732      3,039     17,411
  Proceeds from issuance of common stock                                              4,713         17      3,039
  Proceeds from issuance of trust preferred capital notes                             5,000         --         --
                                                                                  ---------  ---------  ---------
           Net cash provided by financing activities                                109,324     36,234     38,262
                                                                                  ---------  ---------  ---------
           Increase (decrease) in cash and due from banks                             5,069       (380)     3,721
CASH AND DUE FROM BANKS
  Beginning                                                                           5,982      6,362      2,641
                                                                                  ---------  ---------  ---------
  Ending                                                                          $  11,051  $   5,982  $   6,362
                                                                                  =========  =========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid on deposits and borrowed funds                                    $   3,640  $   2,945  $   2,036
                                                                                  =========  =========  =========
  Income taxes paid                                                               $     859  $     732  $     235
                                                                                  =========  =========  =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
  unrealized gain on securities available for sale                                $   1,458  $     160  $     430
                                                                                  =========  =========  =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

NOTE 1.       NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

              BASIS OF PRESENTATION AND CONSOLIDATION

              The consolidated financial statements include the accounts of James Monroe Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, James Monroe Bank (the "Bank") and James Monroe Statutory Trust I (the "Trust"). In consolidation, significant inter-company accounts and transactions have been eliminated.

              BUSINESS

              The Company, through its banking subsidiary, offers various loan, deposit and other financial service products to its customers, principally located throughout Northern Virginia. Additionally, the Company maintains correspondent banking relationships and transacts daily federal funds transactions on an unsecured basis, with regional correspondent banks.

              The accounting and reporting policies and practices of the Company conform with accounting principles generally accepted in the United States of America. The following is a summary of the most significant of such policies and procedures.

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

              INTEREST-BEARING DEPOSITS IN BANKS

              Interest-bearing deposits in banks mature within one month and are carried at cost.

              SECURITIES AVAILABLE FOR SALE

              Securities classified as available for sale are equity securities with readily determinable fair values and those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at fair value, with any unrealized gains or losses reported as a separate component of other comprehensive income net of the related deferred tax effect. Declines in the fair value below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Interest income, including amortization of premiums and accretion of discounts, computed by the interest method, is included in interest income in the consolidated statements of income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              LOANS

              The Company, through its banking subsidiary, grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial real estate loans throughout Northern Virginia. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

              The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

              All interest accrued but not collected for loans that is placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

              ALLOWANCE FOR LOAN LOSSES

              The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

              The allowance for loan losses is evaluated on a regular basis by management, and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

              Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

              FAIR VALUE OF FINANCIAL INSTRUMENTS

              Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented should not be considered an indication of the fair value of the Company taken as a whole.

              STOCK COMPENSATION PLANS

              At December 31, 2002, the Company had a stock-based compensation plan on which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                  2002       2001        2000
                                                  ----       ----        ----
                                               (Dollars in thousands, except
                                                      per share data)

              Net income, as reported             $  1,553   $  1,112   $ 810
              Deduct: Total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards                               (75)       (86)   (100)
                                                  --------   --------   -----
              Pro forma net income                $  1,478   $  1,026   $ 710
                                                  ========   ========   =====
              Earnings per share:
                   Basic- as reported                 0.94       0.77    0.69
                                                  ========   ========   =====
                   Basic- pro forma                   0.90       0.71    0.61
                                                  ========   ========   =====
                   Diluted- as reported               0.90       0.74    0.67
                                                  ========   ========   =====
                   Diluted- pro forma                 0.85       0.69    0.59
                                                  ========   ========   =====



              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 2002       2001        2000
                                                 ----       ----        ----
              Dividend yield                      0.00%      0.00%      0.00%
              Expected life                    10 years   10 years   10 years
              Expected volatility                 0.50%      0.50%      0.50%
              Risk-free interest rate             5.05%      4.93%      6.41%


              EARNINGS PER SHARE

              Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

              Earnings per common share have been computed based on the information in the following table. Shares have been restated to reflect the 3-for-2 stock split as discussed in Note 18. No options were excluded from the computation of diluted earnings per share for the years ended December 31, 2002, 2001 and 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                      2002     2001    2000
                                                      ----     ----    ----
                                                      (Dollars In Thousands)

              Net income                             $1,553   $1,112   $  810
                                                     ======   ======   ======

              Weighted average common shares
                outstanding                           1,644    1,440    1,169
              Effect of dilutive options                 85       53       38
                                                     ------   ------   ------
              Weighted average common shares
                 outstanding used to calculate
                 diluted earnings per share           1,729    1,493    1,207
                                                     ======   ======   ======

              RECENT ACCOUNTING PRONOUNCEMENTS

              In December 2001, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Corporation's consolidated financial statements.

              In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The amendment to Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

              In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.

              Effective January 1, 2002, the Company adopted Financial Accounting Standards Board SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, SFAS No. 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

              In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of SFAS No. 141, Business Combinations, and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

              The adoption of Statements 142, 145, 146 and 147 did not have a material impact on the Company's consolidated financial statements.

              The Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement No. 123, in December 2002. The Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged for both amendments. The Company continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under SFAS No. 148.

NOTE 2.  SECURITIES AVAILABLE FOR SALE

              The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses follows:

                                                 GROSS       GROSS
                                  AMORTIZED     UNREALIZED  UNREALIZED    FAIR
                                    COST          GAINS       LOSSES     VALUE
                              --------------  ------------  ----------  --------
                                                        2002
                              --------------------------------------------------
                                               (Dollars in Thousands)

              U.S. Government and
              federal agency        $ 35,013   $    285    $     --    $ 35,298
              Mortgage-backed         26,606        571         (64)     27,113
              Corporate notes         12,139        884          --      13,023
              Restricted stock           629         --          --         629
                                    --------   --------    --------    --------
                                    $ 74,387   $  1,740    $    (64)   $ 76,063
                                    ========   ========    ========    ========

                                                        2001
                              --------------------------------------------------

              U.S. Government and
              federal agency        $  3,501   $     94    $     (2)   $  3,593
              Mortgage-backed          8,008        144          (2)      8,150
              Corporate notes          9,958        128        (144)      9,942
              Restricted stock           434         --          --         434
                                    --------   --------    --------    --------
                                    $ 21,901   $    366    $   (148)   $ 22,119
                                    ========   ========    ========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



              The amortized cost and fair value of securities by contractual maturity at December 31, 2002 follows:

                                                        AMORTIZED    FAIR
                                                           COST      VALUE
                                                           ----      -----
                                                        (Dollars in Thousands)

              Due after one year but within five years    $40,561   $41,136
              Due after five years but within ten years     9,499    10,148
              Due after ten years                          23,698    24,150
                                                          -------   -------
                                                           73,758    75,434
              Restricted stock                                629       629
                                                          -------   -------
              Total available for sale securities         $74,387   $76,063
                                                          =======   =======



              Securities carried at $29,244,330 and $2,500,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

              For the years ended December 31, 2002, 2001 and 2000, proceeds from sales of securities available for sale amounted to $6,359,000, $5,955,000 and $2,515,000, respectively. Gross realized gains amounted to $244,000, $107,000 and $17,000, respectively. The tax provision applicable to these realized gains amounted to $83,000, $36,000 and $6,000, respectively.

NOTE 3.       LOANS AND ALLOWANCE FOR LOAN LOSSES

              Major classifications of loans are as follows:

                                                                DECEMBER 31,
                                                            -------------------
                                                            2002          2001
                                                            ----          ----
                                                          (Dollars in Thousands)

              Construction loans                        $  12,160    $   9,408
              Commercial loans                             27,862       23,478
              Real estate - commercial                     70,318       44,192
              Real estate - 1 to 4 family residential       2,069        3,363
              Home equity loans                             2,390        1,554
              Consumer loans                                6,088        4,025
              Deposit overdrafts                              160          119
                                                        ---------    ---------
                                                          121,047       86,139
              Less allowance for loan losses               (1,390)      (1,030)
                                                        ---------    ---------
                    Net loans                           $ 119,657    $  85,109
                                                        =========    =========

              Changes in the allowance for loan losses are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                    2002       2001      2000
                                                    ----       ----      ----
                                                      (Dollars in Thousands)

              Beginning balance                   $ 1,030    $   600    $   363
              Loans charged-off                      (126)       (20)        --
              Recoveries of loans previously
                 charged-off                            3         --         --
                                                  -------    -------    -------
                   Net charge-offs                   (123)       (20)        --
                                                  -------    -------    -------
              Provision for loan losses               483        450        237
                                                  -------    -------    -------
              Ending balance                      $ 1,390    $ 1,030    $   600
                                                  =======    =======    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              The following is a summary of information pertaining to impaired loans:

                                                           DECEMBER 31,
                                                         --------------
                                                         2002      2001
                                                         ----      ----
                                                     (Dollars in Thousands)
              Impaired loans without a
                valuation allowance                   $     --   $    --
              Impaired loans with a valuation
                allowance                                  240        --
                                                      --------   -------
              Total impaired loans                    $    240   $    --
                                                      ========   =======
              Valuation allowance related to
                impaired loans                        $    115   $    --
                                                      ========   =======


                                                   YEARS ENDED DECEMBER 31,
                                                  -------------------------
                                                  2002      2001      2000
                                                  ----      ----      -----
                                                    (Dollars In thousands)
              Average investments in
                 impaired loans                  $   243   $     --   $    --
                                                 =======   ========   =======
              Interest income recognized on
                 impaired loans                  $    --   $     --   $    --
                                                 =======   ========   =======
              Interest income recognized on
                 a cash basis on impaired loans  $    --   $     --   $    --
                                                 =======   ========   =======


              No additional funds are committed to be advanced in connection with impaired loans.

              Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $56,000 at December 31, 2002, and $0 at December 31, 2001 and 2000. If interest on these loans had been accrued, such income would have approximated $9,822 for 2002 and $3,000 for 2001. There were no nonaccrual loans in 2000.

              There were no loans 90 days past due and still accruing at December 31, 2002, 2001 and 2000, respectively.

NOTE 4.       BANK PREMISES AND EQUIPMENT

              Bank premises and equipment consist of the following:

                                                             DECEMBER 31,
                                                            -------------
                                                            2002     2001
                                                            ----     ----
                                                         (Dollars in Thousands)

              Leasehold improvements                      $  645   $  470
              Furniture and equipment                        665      419
              Computers                                      382      207
              Software                                       262      179
              Premises and equipment in process               31      134
                                                          ------   ------
                                                           1,985    1,409
              Less accumulated depreciation                  652      402
                                                          ------   ------
                                                          $1,333   $1,007
                                                          ======   ======

              Depreciation and amortization charged to operations totaled $257,000, $177,000 and $112,000 for the years ended December 31,
              2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.       DEPOSITS

              Interest-bearing deposits consist of the following:

                                                               DECEMBER 31,
                                                            -----------------

                                                            2002         2001
                                                            ----         ----
                                                          (Dollars in Thousands)

              NOW accounts                                $   7,490    $   4,993
              Savings accounts                                1,290        1,056
              Money market accounts                         100,040       43,589
              Certificates of deposit under $100,000         12,272       11,263
              Certificates of deposit $100,000 and over      24,315       17,247
              Individual retirement accounts                  1,734        1,077
                                                          ---------    ---------
                                                          $ 147,141    $  79,225
                                                          =========    =========

              At December 31, 2002, the scheduled maturities of time deposits are as follows:

                                                  (Dollars in Thousands)
                      2003                               $ 33,044
                      2004                                  2,646
                      2005                                  1,855
                      2006                                    102
                      2007                                    674
                                                         --------
                                                         $ 38,321
                                                         ========

NOTE 6.       INCOME TAXES

              Significant components of the Company's net deferred tax assets (liabilities) consist of the following:

                                                              DECEMBER 31,
                                                            ---------------
                                                            2002       2001
                                                            ----       ----
                                                         (Dollars in Thousands)

              Deferred tax assets:
                 Provision for loan losses                  $ 405    $ 273
                 Amortization of organization and
                    start-up costs                             12       31
                                                            -----    -----
                                                              417      304
                                                            -----    -----
              Deferred tax liabilities:
                 Depreciation                                (24)     (20)
                 Unrealized gain on securities
                    available for sale                      (570)     (74)
                                                            -----    -----
                                                             (594)     (94)
                                                            -----    -----
              Deferred tax asset (liability), net           $(177)   $ 210
                                                            =====    =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




              Allocation of federal income taxes between current and deferred portions for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                              DECEMBER 31,
                                        ----------------------
                                        2002     2001     2000
                                        ----     ----     ----
                                       (Dollars in Thousands)

              Current tax provision    $ 921    $ 714    $ 302
              Deferred tax (benefit)    (109)    (125)    (159)
                                       -----    -----    -----
                                       $ 812    $ 589    $ 143
                                       =====    =====    =====

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2002, 2001 and 2000, due to the following:

                                                          DECEMBER 31,
                                                     ---------------------
                                                     2002    2001     2000
                                                     ----    ----     ----
                                                    (Dollars in Thousands)

              Computed "expected" tax expense       $ 804   $ 578    $ 324
              Increase (decrease) in income taxes
                resulting from:
                  Other nondeductible expenses          8      11       11
                  Change in valuation allowance        --      --     (192)
                                                    -----   -----    -----
                                                    $ 812   $ 589    $ 143
                                                    =====   =====    =====

NOTE 7.       LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

              The Company leases its facilities under operating leases expiring at various dates through 2011. The leases provide that the Company pay as additional rent, its proportionate share of real estate taxes, insurance, and other operating expenses. The leases contain a provision for annual increases of 3%. Total rental expense for the years ended December 31, 2002, 2001 and 2000 was $398,000, $270,000 and $198,000, respectively.

              The minimum lease commitments for the next five years and thereafter are:

                                                  (Dollars in Thousands)

                        2003                         $   425
                        2004                             446
                        2005                             462
                        2006                             478
                        2007                             493
                        Thereafter                     6,835
                                                     -------
                                                     $ 9,139
                                                     =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8.  STOCK OPTION PLANS

              EMPLOYEE STOCK OPTION PLAN

              The Company's stock option plan (Plan) for key employees is accounted for in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Plan provides that 137,820 shares of the Company's common stock will be reserved for both incentive stock options and non-qualified stock options to purchase common stock of the Company. The exercise price per share for incentive stock options and non-qualified stock options shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised in increments commencing after the date of grant. One-third of the options granted become vested and exercisable in each of the three years following the grant date. Each incentive and non-qualified stock option granted under this plan shall expire not more than ten years from the date the option is granted.

              A summary of the status of the Company's employee stock option plan is presented in the table below. Information has been restated to reflect the 3-for-2 stock split as discussed in
              Note 18.

                                                                2002                       2001                  2000
                                                         --------------------       --------------------    -----------------
                                                                     WEIGHTED                   WEIGHTED            WEIGHTED
                                                                     AVERAGE                    AVERAGE              AVERAGE
                                                                     EXERCISE                   EXERCISE             EXERCISE
                                                         SHARES        PRICE         SHARES       PRICE     SHARES     PRICE
                                                         ------        ------        ------      -------    ------     ------
              Outstanding at beginning of year             91,320   $    6.97        81,945   $   6.97      74,820   $   6.67
              Granted                                      16,875       12.09         9,375       9.67       7,125       6.67
                                                         --------                   -------               --------
              Outstanding at end of year                  108,195        7.78        91,320       6.97      81,945       6.67
                                                         ========                   =======               ========
              Options exerciseable at year end
                                                           93,817   $    7.19        82,689   $   6.78      52,248   $   6.67
                                                         ========                   =======               ========
              Weighted average fair value of
                 options granted during the year         $   4.75                   $  3.73               $   3.12

              DIRECTOR STOCK OPTION PLAN

              In 1999, the Company adopted a stock option plan in which options for 100,320 shares of common stock were reserved for issuance to directors of the bank. The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation has been recognized for grants under this plan. The stock option plan required that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of grant. One-third of the options granted become vested and exercisable in each of the three years following the grant date and shall expire not more than ten years from the date the option is granted.

              A summary of the status of the Company's director stock option plan is presented in the table below. Information has been restated to reflect the 3-for-2 stock split as discussed in
              Note 18.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          2002                  2001                    2000
                                                    -------------------   -----------------    ----------------------
                                                               WEIGHTED                        WEIGHTED       WEIGHTED
                                                               AVERAGE                         AVERAGE        AVERAGE
                                                               EXERCISE                        EXERCISE       EXERCISE
                                                    SHARES       PRICE    SHARES      PRICE     SHARES          PRICE
                                                    ------       ------   ------      -----     ------          -----
               Outstanding at beginning of year     80,700     $   6.67    83,250    $   6.67    85,800    $   6.67
               Granted                              14,517        12.34        --          --        --          --
               Exercised                            (9,213)        7.35    (2,550)       6.67    (2,550)       6.67
                                                  --------               --------               -------
               Outstanding at end of year           86,004         7.55    80,700        6.67    83,250        6.67
                                                  ========               ========               =======
               Options exerciseable at year end     86,004         7.55    80,700        6.67    54,650        6.67
                                                  ========               ========               =======
                Weighted average fair value
                  of options granted
                  during the year                 $   4.90               $     --               $    --




              Information pertaining to options outstanding for both plans at December 31, 2002 is as follows:

              WEIGHTED
               AVERAGE
              REMAINING
             CONTRACTUAL         EXERCISE        NUMBER          NUMBER
                LIFE              PRICES       OUTSTANDING     EXERCISABLE
             -----------         --------      -----------     -----------

              5.5 Years          $  6.67         70,320         $ 70,320
              6.5 Years             6.67          4,500            4,500
             6.75 Years             6.67         72,600           72,600
                7 Years             6.67          7,125            7,125
                8 Years             9.67          9,375            6,253
                9 Years            12.09         16,875            5,622
              9.5 Years            12.34         13,404           13,404

NOTE 9.    401(K) PLAN

              Effective January 1, 1999, the Company adopted a Section 401(k) plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the 401(k) plan through payroll deductions on a pre-tax basis. The Company may make discretionary contributions to the 401(k) plan based on its earnings. The employer's contributions are subject to a vesting schedule requiring the completion of five years of service before these benefits become vested. A participant's 401(k) plan account, together with investment earnings thereon, is distributable following retirement, death, disability or other termination of employment under various payout options. For the years ended December 31, 2002 and 2001, expense attributable to the plan amounted to $29,000 and $19,000, respectively. For the year ended December 31, 2000 no discretionary contributions were made by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10.   MINIMUM REGULATORY CAPITAL REQUIREMENTS

              The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

              Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and the Bank exceeded all capital adequacy requirements to which they are subject.

              As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

                                                                                      MINIMUM TO BE
                                                                                     WELL CAPITALIZED
                                                           MINIMUM CAPITAL       UNDER PROMPT CORRECTIVE
                                         ACTUAL             REQUIREMENT            ACTION PROVISIONS
                                 ------------------     ------------------      ------------------------
                                 AMOUNT       RATIO     AMOUNT      RATIO       AMOUNT            RATIO
                                 ------       -----     ------      ------      ------            ------
                                                      (Dollars in Thousands)
As of December 31, 2002:
  Total Capital (to Risk
    Weighted Assets):
      Consolidated            $   24,479     16.4%    $  11,964     8.0%            N/A             N/A
      Bank                    $   17,754     12.0%    $  11,843     8.0%      $  14,804            10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated            $   23,089     15.4%    $   5,982     4.0%            N/A             N/A
      Bank                    $   16,364     11.1%    $   5,922     4.0%      $   8,882             6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated            $   23,089     10.5%    $   8,772     4.0%            N/A             N/A
      Bank                    $   16,364      7.7%    $   8,499     4.0%      $  10,623             5.0%

As of December 31, 2001:
  Total Capital (to Risk

    Weighted Assets):
      Consolidated            $   12,853     13.0%    $   7,919     8.0%            N/A             N/A
      Bank                    $   10,803     11.0%    $   7,885     8.0%      $   9,856            10.0%
  Tier 1 Capital (to Risk
    Weighted Assets):
      Consolidated            $   11,823     11.9%    $   3,959     4.0%            N/A             N/A
      Bank                    $    9,773      9.9%    $   3,943     4.0%      $   5,914             6.0%
  Tier 1 Capital (to
    Average Assets):
      Consolidated            $   11,823      9.5%    $   3,724     4.0%            N/A             N/A
      Bank                    $    9,773      8.0%    $   3,662     4.0%      $   3,662             5.0%


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           RESTRICTION ON DIVIDENDS

           Prior approval of the Bank's regulatory agencies is required to pay dividends which exceed the Bank's net profits for the current year, plus its retained net profits for the preceding two years. At December 31, 2002, the Bank could pay $2,938,000 in dividends without prior regulatory approval. The Bank did not pay any cash dividends during the years ended December 31, 2002, 2001 or 2000.

NOTE 11.   OFF-BALANCE SHEET ACTIVITIES

           Credit-Related Financial Instruments. The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in consolidated balance sheets.

           The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                               2002           2001
                                               ----           ----
                                              (DOLLARS IN THOUSANDS)

              Commitments to extend credit   $24,864         $18,241
              Stand-by letters-of-credit     $   420         $   440

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitments amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

           Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

           Commercial and standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters-of-credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

           The Company maintains a portion of its cash balances with several financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Unsecured balances were approximately $2,528,000 at December 31, 2002.

NOTE 12.   TRANSACTIONS WITH DIRECTORS AND OFFICERS

           The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors and principal officers, their immediate families and affiliated companies in which they

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           are principal stockholders (commonly referred to as related parties). In the opinion of management, such loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. They do not involve more than normal credit risk or present other unfavorable features.

           Aggregate loan balances with related parties totaled $1,252,000 and $1,481,000 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, total principal additions were $433,000 and total principal payments were $662,000.

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

           AVAILABLE FOR SALE SECURITIES - Fair values are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

           LONG-TERM BORROWINGS- The fair values of the Company's long-term borrowings are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

           ACCRUED INTEREST - The carrying amounts of accrued interest approximate fair value.

           OFF BALANCE SHEET INSTRUMENTS - Fair values for off-balance sheet credit-related instruments are based on fees currently charged to enter similar arrangements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2002 and 2001, the carrying amounts of loan commitments and standby letters of credit approximated fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 are as follows:



                                                   DECEMBER 31, 2002                    DECEMBER 31, 2001
                                              ----------------------------         ------------------------------
                                              CARRYING            FAIR              CARRYING            FAIR
                                               AMOUNT             VALUE              AMOUNT             VALUE
                                              --------           --------           --------           --------

   FINANCIAL ASSETS:
     Cash and due from banks                  $ 11,051           $ 11,051           $  5,982           $  5,982
     Interest-bearing deposits in banks            655                655              2,035              2,035
     Federal funds sold                         28,826             28,826              9,469              9,469
     Securities available for sale              76,063             76,063             22,119             22,119
     Loans                                     121,047            119,440             85,109             85,349
     Accrued interest                              916                916                631                631

   FINANCIAL LIABILITIES:
     Deposits                                 $213,870           $214,223           $114,259           $114,646
     Long-term borrowings                        5,000              4,997                 --                 --
     Accrued interest                              206                206                237                237



           The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

NOTE 14.   COMMITMENTS AND CONTINGENT LIABILITIES

           The Bank has unsecured lines of credit with correspondent banks totaling $12,098,000 available for overnight borrowing. There were no amounts drawn on these lines at December 31, 2002 or 2001.

           As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final reporting period in the year ended December 31, 2002, the aggregate amount of daily average balances was approximately $2,316,000.

NOTE 15.   OTHER NONINTEREST INCOME AND EXPENSES

           The principal components of other noninterest income in the consolidated statements of income are:

                                           2002           2001         2000
                                           ----           ----         ----
                                                 (Dollars in Thousands)

           Cash management fee income     $ 130           $ 113         $ 48
           Other fee income                 123              71           47
                                          -----           -----         ----
                                          $ 253           $ 184         $ 95
                                          =====           =====         ====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The principal components of other operating expenses in the consolidated statements of income are:

                                                2002        2001          2000
                                               ------      ------       ------
                                                    (Dollars in Thousands)

           Data processing costs               $  360      $  269       $  251
           Advertising and public relations       123          84           56
           Professional fees                      168         181           76
           Courier and express services           105          73           52
           Meals and entertainment                 44          38           40
           Supplies                                75          54           35
           Postage                                 43          35           27
           State franchise tax                    155         107           94
           Other                                  252         128           99
                                               ------      ------       ------
                                               $1,325      $  969       $  730
                                               ======      ======       ======

NOTE 16.   CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

           Financial information pertaining only to James Monroe Bancorp, Inc. is as follows:

                            CONDENSED BALANCE SHEETS
                           December 31, 2002 and 2001

                                                            2002          2001
                                                          --------      --------
                                                          (Dollars in Thousands)

              ASSETS

           Interest-bearing deposits in banks             $    655      $  2,035
           Securities available for sale, at fair value      6,113            --
           Investment in subsidiary bank                    17,310         9,916
           Other assets                                        200            16
                                                          --------      --------
                                                          $ 24,278      $ 11,967
                                                          ========      ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

           Other liabilities                              $     83            --
           Trust preferred capital notes                     5,000            --
           Stockholders' equity                             19,195        11,967
                                                          --------      --------
                                                          $ 24,278      $ 11,967
                                                          ========      ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONDENSED INCOME STATEMENTS
              For the Years Ended December 31, 2002, 2001 and 2000


                                                                                       2002          2001         2000
                                                                                      -------       -------      -------
                                                                                            (Dollars in Thousands)

           Interest income                                                            $   229       $    62      $    26
           Interest expense                                                               218            --           --
           Operating expense                                                               69            49           --
                                                                                      -------       -------      -------
             Income (loss) before income tax expense (benefit) and
             equity in undistributed income of subsidiary bank                            (58)           13           26
           Income tax expense (benefit)                                                   (20)            6           (7)
           Equity in undistributed income of subsidiary bank                            1,591         1,105          777
                                                                                      -------       -------      -------
                 Net income                                                           $ 1,553       $ 1,112      $   810
                                                                                      =======       =======      =======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                        CONDENSED STATEMENTS OF CASH FLOW
              For the Years Ended December 31, 2002, 2001 and 2000


                                                                                   2002            2001            2000
                                                                                  -------         -------         -------
                                                                                          (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $ 1,553         $ 1,112         $   810
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Equity in undistributed income of subsidiary bank                             (1,591)         (1,105)           (777)
     (Increase) decrease in other assets                                             (184)              5             (20)
     Increase (decrease) in other liabilities                                           1              (4)            (42)
                                                                                  -------         -------         -------
           Net cash provided by (used in) operating activities                       (221)              8             (29)
                                                                                  -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                       (7,121)             --              --
  Proceeds from calls and maturities of securities available for sale               1,249              --              --
  Investment in subsidiary bank                                                    (5,000)             --          (1,000)
  (Increase) decrease in interest-bearing deposits in banks                         1,380             (25)         (2,010)
                                                                                  -------         -------         -------
           Net cash (used in) investing activities                                 (9,492)            (25)         (3,010)
                                                                                  -------         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                            4,713              17           3,039
  Proceeds from issuance of trust preferred capital notes                           5,000              --              --
                                                                                  -------         -------         -------
           Net cash provided by financing activities                                9,713              17           3,039

           Increase in cash and cash equivalents                                       --              --              --

CASH AND CASH EQUIVALENTS, beginning of year                                           --              --              --
                                                                                  -------         -------         -------

CASH AND CASH EQUIVALENTS, end of year                                            $    --         $    --         $    --
                                                                                  =======         =======         =======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.   TRUST PREFERRED CAPITAL SECURITIES

           On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of the Trust's outstanding common securities. On March 26, 2002, $5 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities have a LIBOR-indexed floating rate of interest which is set and payable on a quarterly basis. During 2002, the interest rates ranged from 5.79% to 5.00%. The rate for the quarterly period beginning December 26, 2002, was 5.00%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

           The Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the Securities not considered as Tier 1 capital will be included in Tier 2 capital. At December 31, 2002, all of the trust preferred securities qualified as Tier 1 capital.

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

NOTE 18.   COMMON STOCK SPLIT

           On July 25, 2002, the Company issued 613,195 additional shares necessary to effect a 3-for-2 common stock split to shareholders of record July 11, 2002. The earnings per common share for all periods prior to July 2002 have been restated to reflect the stock split.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Set forth below is a description of the principal occupation and business experience of each of the directors and executive officers of the Company. Except as expressly indicated below, each person has been engaged in his principal occupation for at least five years. Each of the members of the Board of Directors has served since the organization of the Company in 2000, and has served as a director of the Bank since its inception in 1997, except Mr. Burroughs, who joined the Board of the Bank on February 10, 2000, and Mr. Linhart, who joined the Board of the Company in June 2001 and the Board of the Bank in May 2001.

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

         Richard I. Linhart. Mr. Linhart has been Executive Vice President and Chief Operating Officer of the Bank since February 1998 and of the Company since its formation. Prior to that time, Mr. Linhart was President of ALM Associates from 1995 to 1998, Executive Vice President and CFO of Hubco, Inc., Mahwah, New Jersey from 1994 to 1995 and Executive Vice President and COO of NBT Bancorp, Norwich, New York from 1991 to 1994.

         Richard C. Litman. Mr. Litman is a Registered Patent Attorney; President of Litman Law Offices, Ltd.

         John R. Maxwell. Mr. Maxwell has been President and Chief Executive Officer of the Bank since April 1997 and of the Company since its formation. Prior to joining James Monroe Bank, he was Senior Vice President - Lending of the Bank of Northern Virginia from 1988 to 1996 and Executive Vice President and Chief Lending Officer of the Bank of Northern Virginia from 1996 to 1997.

         Dr. Alvin E. Nashman. Dr. Nashman retired in 1991 from his position of Head of the Systems Group of Computer Sciences Corporation which he held for over 27 years. Mr. Nashman is a Director of Micros to Mainframes (publicly traded on Nasdaq); Director of Andreulis Corporation; Director of Spaceworks; and Director of Federal Sources, Inc.

         Helen L. Newman. Mrs. Newman was Senior Vice President of Government Operations for Gulfstream Aerospace Corporation until December 31, 2002. She is currently retired.

         Thomas L. Patterson. Mr. Patterson is an attorney with Linowes and Blocher, LLP. (Law Firm) since May 2000. From November 1998 until May 2000 he was an attorney with Venable, Baetjer, Howard & Civiletti (or Tucker, Flyer & Lewis, which became a part of that firm in 2000). Mr. Patterson was Vice President - Real Estate Counsel of Federal Realty Investment Trust from March 1997 until September 1998, and prior to that time was an attorney in private practice.

         David W. Pijor. Mr. Pijor has been Chairman of the Bank since February 1997 and Chairman of the Company since its formation Mr. Pijor has been an attorney in private practice for the past 24 years and is currently Of Counsel to the firm of Sherman & Fromme, P.C. (Law Firm).

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

         Based solely upon the Company's review of the copies of the forms which it has received and written representations from the Company's directors, executive officers, the Company is not aware of any failure of any such person to comply with the requirements of Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth a comprehensive overview of the compensation for Mr. Maxwell, the President of the Bank and the Company, and executive officers who received total salary and bonuses of $100,000 or more during the fiscal year ended December 31, 2002.


                           SUMMARY COMPENSATION TABLE
                                                                               Long-term
                                       Annual Compensation                Compensation Awards
                                                                               Securities              All Other
 Name and Principal Position     Year       Salary           Bonus         Underlying Options       Compensation($)
--------------------------------------------------------------------------------------------------------------------------

John R. Maxwell, President      2002       $170,000         $50,400               -0-              Less than $10,000
and Chief Executive Officer
                                2001       $145,833         $38,000               -0-              Less than $10,000

                                2000       $133,750         $30,000               -0-              Less than $10,000

Richard I. Linhart,             2002       $125,000         $35,000             2,700(1)           Less than $10,000
Executive Vice President,
Chief Operating Officer         2001       $115,000         $27,000             2,700(1)           Less than $10,000

                                2000       $102,000         $25,000             2,700(1)           Less than $10,000


----------------------

(1) Adjusted to reflect the 3-for-2 stock split in the form of a fifty percent stock dividend paid on July 25, 2002

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                    Percent of Total Options
                           Number of Securities     Granted to Employees in
                            Underlying Options         Employees in Fiscal     Exercise Price
    Name                        Granted(1)                Fiscal Year           Per Share(1)          Expiration Date
--------------------      ----------------------   -------------------------  ----------------       -----------------

John R. Maxwell                    -0-                        N/A                    N/A                    N/A
Richard I. Linhart                2,700                      16.0%                 $12.09             January 9, 2012


---------------------

(1) Adjusted to reflect the 3-for-2 stock split in the form of a fifty percent stock dividend paid on July 25, 2002

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR AND OPTION VALUES


                                                                  Number of Securities          Value of Unexercised
                                                                 Underlying Unexercised        In-The-Money Options at
                      Shares Acquired on                       Options at December 31, 2002        December 31, 2002
      Name                  Exercise        Value Realized       Exercisable/Unexercisable     Exercisable/Unexercisable(1)
---------------------------------------------------------------------------------------------------------------------------

John R. Maxwell                -0-                -0-                   55,320/-0-                    $995,760/$0
Richard I. Linhart             -0-                -0-                   22,200/900                  $233,667/$5,319


-----------------------

(1) Based on $18.00 per share, the last sale price of for the common stock as of December 31, 2002.

EMPLOYMENT AGREEMENTS

         John R. Maxwell. The Bank and the Company have entered into an agreement with Mr. Maxwell, pursuant to which Mr. Maxwell serves as President and Chief Executive Officer of each institution. Without cause or Mr. Maxwell's consent, he may not be removed from these positions, nor may any executive position higher than Mr. Maxwell's be established. The term of Mr. Maxwell's agreement expires on December 31, 2004, and is subject to automatic one-year extensions on each January 1 thereafter, provided that neither the Company nor Mr. Maxwell has given written notice of intention not to renew at least 90 days prior to the renewal date. The agreement provides for the payment of cash and other benefits to Mr. Maxwell, including a base salary of $170,000 during the period January 1, 2002 to December 31, 2002. Mr. Maxwell's base salary for subsequent periods is subject to annual review by the Board of Directors, and is currently $190,000 for the calendar year 2003. Under the agreement, Mr. Maxwell was entitled to 28% of the award from the bonus pool established for employees in 2002. In future years, Mr. Maxwell is entitled to a bonus as determined in the Board's discretion, after consultation with Mr. Maxwell. Seventy-five percent of the bonus is to be based on objective performance criteria. The amount of the bonus pool is established by the Board of Directors, with the actual award based upon the achievement of income and asset size goals determined by the Board of Directors. Mr. Maxwell is also entitled to $1,700,000 of Bank paid life insurance (subject to increase based upon the percentage increase in base salary), use of a Bank owned or leased car and an automobile allowance, and is entitled to reimbursement of reasonable business expenses. Mr. Maxwell is entitled to reimbursement of income taxes payable upon the exercise of 55,320 options (as adjusted for the stock split) previously granted under a prior employment agreement, up to the amount of the tax benefit realized by the Company as a result of the exercise, and under certain circumstances, to registration of the shares under the securities laws. Mr. Maxwell is entitled to receive supplemental payments upon disability, in excess of those provided under the Company's generally applicable plan, to bring total payments to 100% of his base salary for the first six months of the disability. Subsequently, Mr. Maxwell will be entitled to receive only payments under the Company's disability income plan, except he shall not be subject to the generally applicable $5,000 monthly payment limit. Mr. Maxwell is also entitled to participate in any pension, retirement, profit sharing, stock purchase, stock option, insurance, deferred compensation and other benefit plans provided to other executives or employees.

         The agreement terminates as of the end of the initial or any renewal terms if either party gives notice of non-renewal. If Mr. Maxwell elects not to renew the agreement, he is not entitled to any additional payments, and is subject to a two year non-competition restriction. If the Bank or the Company elects not to renew the agreement, Mr. Maxwell is entitled to receive continued salary, bonus and benefits for 18 months, and is subject to the non-competition restriction for that period. If the agreement is terminated by Mr. Maxwell, at his option following the Bank or Company materially changing, without his consent, his status, duties or responsibilities, discontinuing compensation plans in which he is participating without comparable replacement, limiting his outside activities, or assigning the Agreement or the obligations of the Bank under the Agreement within 12 months of a "change in control" (as defined), Mr. Maxwell shall be entitled to receive continued salary, bonus and benefits for 24 months, and is subject to the non-competition restriction for that period. If the agreement is terminated by the Bank or the Company in breach of the agreement, or Mr. Maxwell terminates because of such breach, Mr. Maxwell is entitled to receive continued salary, bonus and benefits for 12 months, and outplacement assistance from an organization of Mr. Maxwell's choice, at a cost paid by the Bank and the Company of up to 18% of his base salary at the time of termination, and is not subject to the non-competition restriction. The agreement prohibits conflicts of interests, and requires that Mr. Maxwell maintain the confidentiality of nonpublic information regarding the Bank, the Company and its customers.

         Richard I. Linhart. The Bank and the Company have entered into an agreement with Mr. Linhart, pursuant to which he serves as Executive Vice President and Chief Operating Officer of the Bank. The current term of Mr. Linhart's agreement expires on December 31, 2003. The agreement provides for the payment of cash and other benefits to Mr. Linhart, including a base salary of $125,000 during the period January 1, 2002 to December 31, 2002. Mr. Linhart's base salary, $137,000 for the calendar year 2003, is subject to annual review, provided that the salary may not be less than his base salary for the prior period. Mr. Linhart is entitled to reimbursement of income taxes payable upon the exercise of options to purchase 15,000 share (as adjusted for the stock split) previously granted under a prior employment agreement, up to the amount of the tax benefit realized by the Company as a result of the exercise, and under certain circumstances, to registration of the shares under the securities laws. Mr. Linhart is entitled to disability payments in the same manner as Mr. Maxwell. Mr. Linhart is also entitled to major medical health insurance as provided to other officers of the Bank, to a car allowance in the amount of $500 per month and to participate in any pension, retirement, profit sharing, stock purchase, stock option, insurance, deferred compensation and other benefit plans provided to other executives or employees.

         The agreement terminates as of December 31, 2003. If the agreement is terminated by Mr. Linhart, at his option, for "good reason" (as defined) within 12 months of a "change in control" (as defined), Mr. Linhart shall be entitled to receive continued salary and benefits for 24 months. If the agreement is terminated by the Bank or Bancorp in breach of the agreement, or by Mr. Linhart as a result of Bank's breach, Mr. Linhart is entitled to receive continued salary, bonus and benefits for the greater of twelve months or the remaining term of the agreement, and outplacement assistance from an organization of Mr. Linhart's choice, at a cost paid by the Bank and the Company of up to 18% of Mr. Linhart's base salary at the time of termination.

         401(k) Plan. The Company maintains a 401(k) defined contribution plan for all eligible employees. Employees who are at least 21 years of age, have completed at least ninety days of continuous service with the Bank and have completed at least 1,000 hours of work during any plan year are eligible to participate. Under the plan, a participant may contribute up to 15% of his or her compensation for the year, subject to certain limitations. The Bank may also make, but is not required to make, a discretionary contribution for each participant. The amount of such contribution is determined annually by the Board of Directors, and is currently 83.33% of employee contributions up to 6% of salary. Contributions by the Company totaled $29,000 for the fiscal year ended December 31, 2002.

         Stock Option Plan. The Company also maintains the 1998 Stock Option Plan for key employees, pursuant to which options to purchase up to 137,820 shares of common stock may be issued as either incentive stock options or nonincentive stock options. As of December 31, 2002, options to purchase 108,195 shares of common stock had been issued.

DIRECTORS' COMPENSATION

         Directors receive $250 for attendance at meetings of the Board of Directors of the Company or the Bank, and $100 for each committee meeting, other than Mr. Pijor, the Chairman, who receives a monthly retainer of $1,000 in addition to regular meeting fees. Directors are entitled to receive options under the 2000 Director Option Plan. In 2002, directors each received options to purchase 1,113 shares of Common Stock at an exercise price of $12.34 per share, except Mr. Burroughs, who was granted 4,500 options. The Directors' Option Plan was approved by stockholders in 2000. Under the Directors' Option Plan, 100,320 shares of common stock, as adjusted for the stock split, were available for issuance under options. The purpose of the Directors' Option Plan is to enable the Company to continue to attract and retain outstanding outside directors, and to further the growth, development and financial success of the Company and the Bank. Only non-employee directors of the Company and any subsidiary are eligible to participate in the Plan. As of December 31, 2002 no options remained available for issuance

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of January 31, 2003 concerning the number and percentage of shares of the common stock beneficially owned by our directors and executive officers, and by all of our directors and executive officers as a group, as well as information regarding each other person known by the Company to own in excess of 5% of the outstanding common stock. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. Except as set forth below, we are not aware of any other person or persons who beneficially own in excess of five percent of the common stock. Further, we are not aware of any arrangement which at a subsequent date may result in a change of control of the Company.



           Name                            Age                  Position               Shares Beneficially Owned(1)     Percentage
------------------------------------------------------------------------------------------------------------------------------------

DIRECTORS

Fred A. Burroughs, III                     67                   Director                        27,000                     1.46%

Dr. Terry L. Collins                       57                   Director                        91,563                     4.95%

Norman P. Horn                             71                   Director                        22,713                     1.23%

Dr. David C. Karlgaard                     56                   Director                        96,813                     5.22%
12750 Fair Lakes Circle
Fairfax, VA  22033

Richard Linhart                            59      Director, Executive Vice President and       24,450                     1.31%
                                                        Chief Operating Officer

Richard C. Litman                          45                   Director                        24,513                     1.32%

John R. Maxwell                            42           Director, President & CEO               73,770                     3.89%

Dr. Alvin E. Nashman                       76                   Director                        47,400(2)                  2.58%

Helen L. Newman                            59                   Director                        43,913(3)                  2.38%

Thomas L. Patterson                        50                   Director                        29,984(4)                  1.62%

David W. Pijor                             50        Chairman of the Board and Director         33,180(5)                  1.78%

Russell E. Sherman                         66                   Director                        20,163                     1.09%

Executive Officers and Directors as a
Group  (12 individuals)                                                                        535,462(1)                 26.72%

Principal Shareholders

Nino Vaghi                                                                                     140,975                     7.66%
c/o National Mailing Systems
1749 Old Meadow Road
McLean, VA  22101



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

         Directors and executive officers beneficially own the following stock options which are exercisable within 60-days following January 31, 2003: Burroughs--4,500 shares; Collins-- 10,563 shares; Horn-- 7,713 shares; Karlgaard-- 13,563 sharES; Linhart--22,200 shares; Litman--13,263 shares; Maxwell--55,320 shares; Nashman-- -0- shares; Newman--1,113 shares; Patterson--6,813 shares; Pijor--19,563 shares; Sherman--8,913 shares.

(2)      Includes 7,800 shares held individually by his spouse.

(3) Includes 36,300 shares of Common Stock held individually by Mrs. Newman and 6,500 shares of Common Stock held individually by her spouse.

(4) Includes 12,671 shares held in various trusts which Mr. Patterson has voting and/or investment power. Does not include 3,379 shares held by Mr. Patterson's sibling for benefit of Mr. Patterson's son.

(5) Includes 10,992 shares held individually by Mr. Pijor, 2,325 shares held jointly, and 300 shares held by his minor children which Mr. Pijor claims beneficial ownership.

         Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding options issuable and issued under our plans under which stock options or other equity based compensation may be granted.

                      Equity Compensation Plan Information


                                                                                                            Number of securities
                                                                                                            remaining for future
                                                                                                            issuance under equity
                                         Number of securities to be issued    Weighted average exericise    compensation plans
                                           upon exercise of outstanding      price of oustanding options,   (excluding securities
      Plan category                        options, warrants and rights           warrants and rights       reflected in column (a)
------------------------------------------------------------------------------------------------------------------------------------
                                                     (a)                                 (b)                          (c)

Equity compensation plans approved by
security holders(1)                                 194,199                            $ 7.680                       28,625
Equity compensation plans not approved
by security holders                                   0                                  N/A                           0
                 Total                              194,199                            $ 7.68                        28,625



(1) Consists of the 1998 Management Incentive Stock Option Plan and 2000 Director's Stock Option Plan described further in Note 8 to the consolidated financial statements, and under the caption Stock Option Plans and Director's Compensation in Item 7 of this report. Certain employment arrangements of the Company, which have not individually been approved by shareholders, and which are described in response to Item 11 hereof, call for the issuance of options to purchase common stock under the 1998 Stock Option Plan, which has been approved by shareholders. All of such options have been issued and are exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         The maximum aggregate amount of loans to officers, directors and affiliates of the Company during 2002 amounted to $1,535,000 representing approximately 8.0% of the Company's total shareholders' equity at December 31, 2002. In the opinion of the Board of Directors, the terms of these loans are no less favorable to the Company than terms of the loans from the Company to unaffiliated parties. On December 31, 2002, $1,481,000 of loans were outstanding to individuals who, during 2002, were officers, directors or affiliates of the Company. At the time each loan was made, management believed that the loan involved no more than the normal risk of collectibility and did not present other unfavorable features. None of such loans were classified as Substandard, Doubtful or Loss.

         David W. Pijor has performed legal services for the Company and the Bank in the ordinary course of their businesses, and the Company expects that he will continue to perform services for the Company and the Bank. In 2002, the aggregate fee paid to Mr. Pijor by the Company and the Bank was $78,857. In 2001 he received $32,437 for his services. Fred A. Burroughs, III has a management consulting agreement with the Bank under which he receives $60,000 annually for business development services and activities.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.       Description of Exhibits

3(a)              Articles of Incorporation of James Monroe Bancorp, as amended, filed herewith
3(b)              Bylaws of James Monroe Bancorp (1)
4(a)              Indenture, dated as of March 26, 2002 between James Monroe
                  Bancorp, Inc. and State Street Bank and Trust Company of
                  Connecticut, National Association, as trustee (2)
4(b)              Amended and Restated Declaration of Trust, dated as of March
                  26, 2002 among James Monroe Bancorp, Inc., State Street Bank and Trust Company of Connecticut, National Association, as
                  Institutional Trustee, and John R. Maxwell, David W. Pijor and
                  Richard I. Linhart as Administrators (2)
4(c)              Guarantee Agreement dated as of March 26, 2002, between James
                  Monroe Bancorp, Inc. and State Street Bank and Trust Company
                  of Connecticut, National Association, as trustee (2)
10(a)             Employment contract between James Monroe Bancorp and John R.
                  Maxwell, filed herewith
10(b)             Employment contract between James Monroe Bancorp and Richard
                  I. Linhart, filed herewith
10(c)             James Monroe Bancorp1998 Management Incentive Stock Option
                  Plan (3)
10(d)             James Monroe Bancorp 2000 Director's Stock Option Plan (4)
21                Subsidiaries of the Registrant
23                Consent of Yount, Hyde & Barbour, P.C., independent
                  accountants
99(a)             Certification of Chief Executive Officer
99(b)             Certification of Chief Financial Officer

------------------------
   (1) Incorporated by reference to exhibit 3(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
   (2) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
   (3) Incorporated by reference to exhibit 10(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
   (4) Incorporated by reference to exhibit 10(c) to the Company's registration statement on Form SB-2 (No. 333-38098).

(B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2002.

ITEM 14.  CONTROLS AND PROCEDURES.

         Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that would significantly affect those controls.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JAMES MONROE BANCORP, INC.

March 12, 2003                            By:   /s/ John R. Maxwell
                                               ---------------------------------
                                               John R. Maxwell, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       SIGNATURE                                            TITLE                                         DATE

/s/ Fred A. Burroughs, III                         Director                                            March 12, 2003
------------------------------------------
Fred A. Burroughs, III


/s/ Dr. Terry L. Collins                           Director                                            March 12, 2003
------------------------------------------
Dr. Terry L. Collins


/s/ Norman P. Horn                                 Director                                            March 12, 2003
------------------------------------------
Norman P. Horn


/s/ Dr. David C. Karlgaard                         Director                                            March 12, 2003
------------------------------------------
Dr. David C. Karlgaard


/s/ Richard I. Linhart                             Director, Chief Operating Officer, Secretary        March 12, 2003
------------------------------------------         (Principal Accounting and Financial Officer)
Richard I. Linhart


/s/ Richard C. Litman                              Director                                            March 12, 2003
------------------------------------------
Richard C. Litman


/s/ John R. Maxwell                                President, Chief Executive Officer                  March 12, 2003
------------------------------------------         and Director (Principal Executive Officer)
John R. Maxwell


/s/ Dr. Alvin E. Nashman                           Director                                            March 12, 2003
------------------------------------------
Dr. Alvin E. Nashman


/s/ Helen L. Newman                                Director                                            March 12, 2003
------------------------------------------
Helen L. Newman




/s/ Thomas L. Patterson                            Director                                      March 12, 2003
------------------------------------------
Thomas L. Patterson

/s/ David W. Pijor                                 Chairman of the Board of Directors            March 12, 2003
------------------------------------------
David W. Pijor

/s/ Russell E. Sherman                             Director                                      March 12, 2003
------------------------------------------
Russell E. Sherman


                                  CERTIFICATION

I, John R. Maxwell, certify that:

1. I have reviewed this annual report on Form 10-KSB of James Monroe Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003                    /s/ John R. Maxwell
                                        ----------------------------------------
                                        President and Chief Executive Officer

                                  CERTIFICATION

I, Richard I. Linhart, certify that:

1. I have reviewed this annual report on Form 10-KSB of James Monroe Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 12, 2003       /s/ Richard I. Linhart
                            ----------------------------------------------------
                            Executive Vice President and Chief Financial Officer