Form 10QSB
period 2003-03-31
MONROE JAMES BANCORP INC
filed 2003-05-09
CIK 1114868

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________to ________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 8, 2003.

   Commonstock, $1 par value--1,840,677 shares outstanding, without adjustment for the five for four stock split in the form of a 25% stock dividend payable on May 16, 2003 to shareholders of record on April 25, 2003.

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS



                                                                                   Page No.
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at March 31, 2003,
                    December 31, 2002, and March 31, 2002                              3
                  Consolidated Income Statements for the three-months
                    ended March 31, 2003 and 2002                                      4
                  Consolidated Statements of Changes in Stockholders'
                    Equity for the three-months ended March 31, 2003 and 2002          5
                  Consolidated Statements of Cash Flows for the three-months
                    ended March 31, 2003 and 2002                                      6
                  Notes to Interim Consolidated Financial Statements                   7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 12

         Item 3.  Controls and Procedures                                             26

Part II. Other Information

         Item 1.  Legal Proceedings                                                   27

         Item 2.  Changes in Securities                                               27

         Item 3.  Defaults Upon Senior Securities                                     27

         Item 4.  Submission of Matters to a Vote of Security Holders                 27

         Item 5.  Other Information                                                   27

         Item 6.  Exhibits and Reports on Form 8-K                                    27



                          PART I. Financial Information

Item 1. Financial Statements

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)



                                                                            (Unaudited)      (Audited)       (Unaudited)
                                                                             MARCH 31,      DECEMBER 31,      MARCH 31,
                                                                               2003             2002            2002
                                                                              --------        --------        --------
     ASSETS

Cash and due from banks                                                       $ 24,387        $ 11,051        $  9,145
Interest-bearing deposits in banks                                               1,461             655           5,901
Federal funds sold                                                              22,566          28,826          22,670
Securities available-for-sale, at fair value                                    65,066          76,063          17,369
Mortgage loans, held-for-sale                                                      206              --              --
Loans, net of allowance for loan losses of $1,513 at March 31, 2003,
  $1,390 at December 31, 2002, and $1,212 at March 31, 2002                    131,967         119,657          96,586
Bank premises and equipment, net                                                 1,399           1,333           1,244
Accrued interest receivable                                                        957             916             609
Other assets                                                                       340             292             570
                                                                              --------        --------        --------
TOTAL ASSETS                                                                  $248,349        $238,793        $154,094
                                                                              ========        ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits:
  Noninterest-bearing deposits                                                $ 70,745        $ 66,729        $ 39,995
  Interest-bearing deposits                                                    152,573         147,141          96,467
                                                                              --------        --------        --------
       Total deposits                                                          223,318         213,870         136,462
Trust preferred capital notes                                                    5,000           5,000           5,000
Accrued interest payable and other liabilities                                     674             728             518
                                                                              --------        --------        --------
       Total liabilities                                                       228,992         219,598         141,980

STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized 5,000,000 shares;
  issued and outstanding 2,300,633 at March 31, 2003, 1,840,677
  at December 31, 2002 and 964,167 at March 31, 2002                             2,301           1,841             964
 Capital surplus                                                                12,894          13,354           9,555
 Retained earnings                                                               3,358           2,894           1,555
 Accumulated other comprehensive income                                            804           1,106              40
                                                                              --------        --------        --------
       Total stockholders' equity                                               19,357          19,195          12,114
                                                                              --------        --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $248,349        $238,793        $154,094
                                                                              ========        ========        ========


See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                                                 (UNAUDITED)
                                                                              THREE MONTHS ENDED
                                                                       ---------------------------------
                                                                          MARCH 31,         MARCH 31,
                                                                            2003              2002
                                                                       ----------------   --------------
INTEREST AND DIVIDEND INCOME:
   Loans, including fees                                                    $    2,190        $   1,708
   Securities, taxable                                                             700              291
   Federal funds sold                                                               36               33
   Other interest income                                                             1                2
                                                                            ----------        ---------
          Total interest and dividend income                                     2,927            2,034
INTEREST EXPENSE:
   Deposits                                                                        813              661
   Borrowed funds                                                                   64                5
                                                                            ----------        ---------
          Total interest expense                                                   877              666
                                                                            ----------        ---------
          Net interest income                                                    2,050            1,368
PROVISION FOR LOAN LOSSES                                                          178              181
                                                                            ----------        ---------
          Net interest income after provision for loan losses                    1,872            1,187

NONINTEREST INCOME:
Service charges and fees                                                            74               75
Gain on sale of securities                                                          15               16
Other                                                                               60               54
                                                                            ----------        ---------
          Total noninterest income                                                 149              145

NONINTEREST EXPENSES:
  Salaries and wages                                                               587              437
  Employee benefits                                                                104               76
  Occupancy expenses                                                               155              125
  Equipment expenses                                                                96               58
  Other operating expenses                                                         398              310
                                                                            ----------        ---------
            Total noninterest expense                                            1,340            1,006
                                                                            ----------        ---------
          Income before income taxes                                               681              326
PROVISION FOR INCOME TAXES                                                         217              112
                                                                            ----------        ---------
          Net income                                                        $      464        $     214
                                                                            ==========        =========
EARNINGS PER SHARE, basic                                                   $     0.20        $    0.12
                                                                            ==========        =========
EARNINGS PER SHARE, diluted                                                 $     0.19        $    0.11
                                                                            ==========        =========


See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Three Months Ended March 31, 2003 and 2002
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                ACCUMULATED
                                                                                   OTHER
                                                                                  COMPRE-      COMPRE-          TOTAL
                                        COMMON        CAPITAL      RETAINED       HENSIVE      HENSIVE      STOCKHOLDERS'
                                         STOCK        SURPLUS      EARNINGS        INCOME       INCOME         EQUITY
                                         -----        -------      --------        ------       ------         ------


BALANCE, JANUARY 1, 2002                $    960     $   9,522     $   1,341       $    144                  $   11,967
 Comprehensive income:
  Net income                                                             214                      $   214           214

  Net change in unrealized (loss)
   on available for sale securities,
   net of deferred taxes of $54                                                        (104)         (104)         (104)
                                                                                                 --------
 Total comprehensive income                                                                      $    110
                                                                                                 ========
  Exercise of stock options                    4            33                                                       37
                                        ---------    ----------    ----------      ---------                 -----------
BALANCE, MARCH 31, 2002                 $    964     $   9,555     $   1,555       $     40                  $   12,114
                                        =========    ==========    ==========      =========                 ===========

                                                                                ACCUMULATED
                                                                                   OTHER
                                                                                  COMPRE-      COMPRE-          TOTAL
                                        COMMON        CAPITAL      RETAINED       HENSIVE      HENSIVE      STOCKHOLDERS'
                                         STOCK        SURPLUS      EARNINGS        INCOME       INCOME         EQUITY
                                         -----        -------      --------        ------       ------         ------
BALANCE, JANUARY 1, 2003               $   1,841    $   13,354     $   2,894      $   1,106                  $   19,195
 Comprehensive income:
  Net income                                                             464                     $    464           464
  Net change in unrealized gains
   on available for sale securities,
   net of deferred taxes of $156                                                      (302)         (302)         (302)
                                                                                                 --------
 Total comprehensive income                                                                      $    162
                                                                                                 ========
 Effect of 5-for-4 stock split               460          (460)
                                       ----------   -----------    ----------      ---------                 -----------
BALANCE, MARCH 31, 2003                $   2,301    $   12,894     $   3,358       $    804                  $   19,357
                                       ==========   ===========    ==========      =========                 ===========

See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                      (Unaudited)
                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                --------------------------
                                                                                   2003           2002
                                                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                     $    464        $    214
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                      75              52
   Provision for loan losses                                                         178             181
   Amortization of bond premium                                                      108              16
   Accretion of bond discount                                                        (20)            (11)
   Realized (gain) on sale of securities                                             (15)            (16)
   Origination of mortgage loans held for sale                                      (206)             --
   (Increase) decrease in accrued interest receivable                                (41)             22
   (Increase) decrease in other assets                                               108            (208)
   Increase (decreased) in accrued interest and other liabilities                    (54)             86
                                                                                --------        --------
     Net cash provided by operating activities                                       597             336
                                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities available for sale                                      (26,741)            (75)
 Proceeds from calls and maturities of securities available for sale              37,257           4,677
 Purchases of premises and equipment                                                (141)           (289)
 Decrease in federal funds sold and interest-bearing deposits                      5,454         (17,067)
 Net (increase) in loans                                                         (12,438)        (11,659)
                                                                                --------        --------
     Net cash (used in) investing activities                                       3,391         (24,413)
                                                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits,
  savings deposits and money market accounts                                       6,265           9,745
 Net increase in time deposits                                                     3,183          12,458
 Proceeds from issuance of common stock                                               --              37
 Proceeds from issuance of trust preferred capital notes                              --           5,000
                                                                                --------        --------
     Net cash provided by financing activities                                     9,448          27,240
                                                                                --------        --------
     Increase in cash and due from banks                                          13,436           3,163
CASH AND DUE FROM BANKS
 Beginning                                                                        11,051           5,982
                                                                                --------        --------
 Ending                                                                         $ 24,487        $  9,145
                                                                                ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
 Interest paid on deposits and borrowed funds                                   $    876        $    744
                                                                                ========        ========
 Income taxes paid                                                              $    217        $     48
                                                                                ========        ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   Unrealized gain (loss) on securities available for sale                      $   (458)       $   (158)
                                                                                ========        ========

See notes to interim consolidated financial statements.

                   JAMES MONROE BANCORP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (Dollars in Thousands)

NOTE 1--

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, and James Monroe Statutory Trust I, are James Monroe Bancorp's subsidiaries. James Monroe Bank commenced banking operations on June 8, 1998. As of March 31, 2003 the Company operated the main office in Arlington, Virginia, one branch in Annandale, Virginia, one branch and a drive-up facility in Leesburg, Virginia, and one branch in Fairfax City, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002.

Stock Compensation Plans. At March 31, 2003, the Company had a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The per share calculations have been adjusted to reflect the 5-for-4 stock split discussed in Note 7 and all preceding stock splits.

                                                     QUARTER ENDED MARCH 31,
                                                     -----------------------
                                                       2003           2002
                                                     --------       --------


Net income, as reported                               $   464       $   214
Deduct:Total stock-based employee
compensation expense determined under fair
value based method for all awards                          (9)          (19)
                                                      -------       -------
Pro forma net income                                  $   455       $   195
                                                      =======       =======

Earnings per share:
     Basic- as reported                                  0.20          0.12
                                                      =======       =======
     Basic- pro forma                                    0.20          0.11
                                                      =======       =======
     Diluted- as reported                                0.19          0.11
                                                      =======       =======
     Diluted- pro forma                                  0.19          0.10
                                                      =======       =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                          2002
                                                        --------
         Dividend yield                                    0.00%
         Expected life                                  10 years
         Expected volatility                               0.50%
         Risk-free interest rate                           5.05%

No options were granted in 2003.

NOTE 2--

Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002, restated to reflect a 5-for-4 stock split as discussed in Note 7.

                                                          THREE-MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
         Net Income                                    $      464    $      214
                                                       ==========    ==========

         Weighted average shares outsanding--basic      2,300,846     1,803,265
         Common share equivalents for stock options       150,979        90,944
                                                       ----------    ----------

         Weighted average shares outsanding--diluted    2,451,825     1,894,209
                                                       ==========    ==========

         Earnings per share-basic                      $     0.20    $     0.12
                                                       ==========    ==========
         Earnings per share-diluted                    $     0.19    $     0.11
                                                       ==========    ==========

NOTE 3--

Securities available-for-sale. Securities available-for-sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in shareholders' equity as a component of "accumulated other comprehensive income." Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available-for-sale at March 31, 2003, December 31, 2002, and March 31, 2002, are summarized in the tables that follow. The Company classifies all securities as available-for-sale.




                                                                      March 31, 2003
                                             ---------------------------------------------------------------------
                                                                  Gross               Gross              Estimated
                                             Amortized          Unrealized          Unrealized            Market
($ in thousands)                                Cost              Gains               Losses              Value
                                             ---------          ----------          ----------           ---------

U.S. Government and federal agency            $ 27,006           $    259            $     --            $ 27,265
Mortgage-backed securities                      23,161                520                 (13)             23,668
Corporate notes                                 12,898                458                  (4)             13,352
Restricted Stock                                   781                 --                  --                 781
                                              --------           --------            --------            --------
                                              $ 63,846           $  1,237            $    (17)           $ 65,066
                                              ========           ========            ========            ========




                                                                    December 31, 2002
                                             ---------------------------------------------------------------------
                                                                  Gross               Gross              Estimated
                                             Amortized          Unrealized          Unrealized            Market
($ in thousands)                                Cost              Gains               Losses              Value
                                             ---------          ----------          ----------           ---------

U.S. Government and federal agency            $ 35,013           $    285            $     --            $ 35,298
Mortgage-backed securities                      26,606                571                 (64)             27,113
Corporate notes                                 12,139                884                  --              13,023
Restricted Stock                                   629                 --                  --                 629
                                              --------           --------            --------            --------
                                              $ 74,387           $  1,740            $    (64)           $ 76,063
                                              ========           ========            ========            ========




                                                                      March 31, 2002
                                             ---------------------------------------------------------------------
                                                                  Gross               Gross              Estimated
                                             Amortized          Unrealized          Unrealized            Market
($ in thousands)                                Cost              Gains               Losses              Value
                                             ---------          ----------          ----------           ---------

U.S. Government and federal agency            $  3,501           $     51            $     --            $  3,552
Mortgage-backed securities                       7,170                115                  (6)              7,279
Corporate notes                                  6,130                 49                (150)              6,029
Restricted Stock                                   509                 --                  --                 509
                                              --------           --------            --------            --------
                                              $ 17,310           $    215            $   (156)           $ 17,369
                                              ========           ========            ========            ========


NOTE 4--

Loans. Major classifications of loans at March 31, 2003, December 31, 2002, and March 31, 2002 are summarized in the following table.



                                                        MARCH 31,          DECEMBER 31,         MARCH 31,
         ($ in thousands)                                 2003                2002                2002
                                                        ---------          ------------         ---------
         Construction                                   $  15,111           $  12,160           $   8,169
         Commercial loans                                  26,834              27,862              24,850
         Real estate-commercial                            80,540              70,318              51,967
         Real estate-1-4 family residential                 1,410               2,069               3,143
         Home equity loans                                  2,769               2,390               1,531
         Consumer loans                                     6,640               6,088               7,948
         Deposit overdrafts                                   176                 160                 190
                                                        ---------           ---------           ---------
                                                          133,480             121,047              97,798

         Less allowance for loan losses                    (1,513)             (1,390)             (1,212)
                                                        ---------           ---------           ---------
         Net Loans                                      $ 131,967           $ 119,657           $  96,586
                                                        =========           =========           =========



         Changes in the allowance for loan losses are as follows:



                                                             QUARTER ENDED,     YEAR ENDED,      QUARTER ENDED,
                                                                MARCH 31,       DECEMBER 31,       MARCH 31,
         ($ in thousands)                                          2003            2002              2002
                                                             --------------    -------------     --------------

         Beginning balance                                       $ 1,390          $ 1,030          $ 1,030
         Loans charged-off:
              Commercial                                             (20)            (122)              --
              Consumer                                               (35)              (4)              --
         Recoveries of loans previously charged-off:
              Commercial                                              --               --
              Consumer                                                --                3                1
                                                                 -------          -------          -------
              Net charge-offs                                        (55)            (123)               1
                                                                 -------          -------          -------
         Provision for loan losses                                   178              483              181
                                                                 -------          -------          -------
         Ending balance                                          $ 1,513          $ 1,390          $ 1,212
                                                                 =======          =======          =======


         The following table presents the amounts of nonperforming assets at the dates indicated.



                                        March 31,            December 31,           March 31,
($ in thousands)                          2003                  2002                  2002
                                        --------             -----------            ---------

Nonaccrual loans                           $345                 $296                  $255
Loans past-due 90-days or more               --                   --                    --
Restructured loans                           --                   --                    --
Other real estate owned                      --                   --                    --
                                           ----                 ----                  ----
     Total nonperforming assets            $345                 $296                  $255
                                           ====                 ====                  ====


NOTE 5--

Deposits. Interest-bearing deposits consist of the following:

                                                  MARCH 31,
                                            -------------------
($ in thousands)                               2003       2002
                                            --------   --------
NOW accounts                                $  8,323   $  4,820
Savings accounts                               1,254      1,086
Money market accounts                        101,492     48,517
Certificates of deposit under $100,000        12,169     16,725
Certificates of deposit $100,000 and over     27,602     24,107
Individual retirement accounts                 1,733      1,212
                                            --------   --------
                                            $152,573   $ 96,467
                                            ========   ========


NOTE 6--

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

The Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the Securities not considered as Tier 1 capital will be included in Tier 2 capital. At March 31, 2003, all of the trust preferred securities qualified as Tier 1 capital.

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

NOTE 7--

Common Stock Split. The Company authorized a 5-for-4 stock split in the form of a 25% stock dividend for shareholders of record of record on April 25, 2003, payable May 16, 2003. The earnings per common share for all periods presented have been restated to reflect the stock split as has the Stockholders' Equity section of the balance sheet as of March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This Management's Discussion and Analysis reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three-months ended March 31, 2003 and 2002. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

         There were no changes to the Company's critical accounting policies in the first quarter of 2003. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies relating to its financial statements that require significant sensitivity analysis, judgments, or estimations.

         Allowance for Loan Losses. The Company has developed a methodology to determine, on a quarterly basis, an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectibility of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition, and specific loss estimates for loans considered substandard or doubtful. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. If necessary, reserves would be allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present rate or fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers the Company's and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition are applied to the total of commercial and commercial real estate loans not specifically evaluated. A percentage of this composite allowance factor is also applied to the aggregate of unused commercial lines of credit which the Company has an obligation to honor but where the borrower has not elected to draw on their lines of credit.

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

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors. The establishment of allowance factors is a continuing exercise, based on management's continuing assessment of the global factors discussed above and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.

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

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2002 ARE:

            o     Assets grew $9.6 million (4%).
            o     Loans grew $12.4 million (10%).
            o     Deposits grew $9.5 million (4.4%).
            o Net interest margin remained at 3.9% in the first quarter of 2003 compared to the year 2002.
            o Asset quality remains strong with $55 thousand in charge offs for the first quarter of 2003 and the Company has not experienced any significant deterioration in nonperforming assets or delinquency trends.
            o The Company has excellent liquidity and adequate capital to support further growth.
            o The Company started James Monroe Bank Mortgage Services in the first quarter. Expenses were incurred for staffing and other start up costs but as of March 31, 2003 had not sold any of the mortgages originated.
            o The Company declared a 5-for-4 stock split payable May 16, 2003 to shareholders of record April 25, 2003.

FINANCIAL OVERVIEW

         The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of Bancorp and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2002.

BALANCE SHEET

         Total assets increased to $248.3 million at March 31, 2003, an increase of $9.6 million from December 31, 2002, and an increase of $94.3 million from March 31, 2002. During the three-months ended March 31, 2003, deposits increased $9.5 million over December 31, 2002, with noninterest-bearing deposits increasing $4.0 million, and interest-bearing deposits increasing $5.5 million. With the growth in deposits, the Company was able to fund $12.3 million net increase in loans. Securities declined $11 million due to the call on a number of the callable securities resulting in the liquidity position of the Company increasing by $7.9 million.

COMPARISON OF FIRST QUARTER 2003 OPERATING RESULTS TO FIRST QUARTER 2002

         For the quarter ended March 31, 2003, the Company had net income of $464 thousand, or $.19 per share on a fully diluted basis, compared to $214 thousand, or $.11 per share, for the comparable quarter of 2002. Annualized return on average assets was .83% for the three-months ended March 31, 2003, compared to .67% for the same quarter in 2002, and the return on average equity was 9.79% for the quarter ended March 31, 2003, compared with 7.13% for the first quarter of 2002.

         During 2003, the Company continued to focus on managing its net interest margin, especially in light of the rapidly changing interest rate environment in 2001 and then the sustained extremely low rate environment in 2002. In 2001, the Federal Reserve reduced interest rates 11 times, for a total reduction of 475 basis points, an unprecedented reduction both in terms of the number of, and amount of, rate changes in a 12-month period. The Federal Reserve reduced interest rates an additional 50 basis points in November 2002. These rate reductions had a direct impact in 2001 and 2002 on the rates earned on the Bank's outstanding floating or adjustable rate loans, as well as new loans, and on the rates earned on other investments. These dramatic reductions continued to impact the loan and investment portfolios in 2003, as loans repriced on a delayed basis or renewed at lower interest rates, and as investment securities matured or were called, and were reinvested at lower rates. This was partially offset by continued repricing upon renewal of certificates of deposit. These rate reductions resulted in a reduction in the net interest margin, which declined from 5.09% in 2000 to 4.56% in 2001 to 3.90% in 2002 The net interest margin remained at 3.90% for the first quarter of 2003. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severely declining rate environment. Although the Company continued to grow in asset size since its inception in 1998, and added its third and fourth branches in 2002, it has been able to control its operating efficiency. The Company's Efficiency Ratio decreased from 66.49% in the first quarter of 2002 to 60.94% in the first quarter of 2003. We compute our Efficiency Ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

QUARTERLY RESULTS OF OPERATIONS


                                                  2003                                    2002
                                              -------------   --------------------------------------------------------------
($ in thousands except share data)               FIRST           FOURTH          THIRD           SECOND           FIRST
                                              -------------   -------------   -------------   -------------    -------------
RESULTS OF OPERATIONS:
Net interest income                                  2,050           1,932      $    1,715      $    1,467       $    1,368
Provision for loan and lease losses                    178              98             134              70              181
Other income                                           149             358             134             123              145
Noninterest expense                                  1,340           1,188           1,134           1,066            1,006
Income before taxes                                    681           1,004             581             454              326
Net income                                             464             661             382             296              214

PER SHARE DATA:
Earnings per share, basic                       $     0.20      $     0.32      $     0.17      $     0.16       $     0.12
Earnings per share, diluted                     $     0.19      $     0.31      $     0.16      $     0.15       $     0.11
Weighted average shares
     outstanding-basic                           2,300,846       2,054,844       2,299,455       1,815,808        1,803,264
                -diluted                         2,451,825       2,160,539       2,405,840       1,920,873        1,894,209

AT PERIOD END
Loans                                           $  133,480      $  121,047      $  115,303      $  105,370       $   97,798
Earning assets                                     222,279         226,591         185,552         175,864          143,738
Total assets                                       248,349         238,793         204,088         189,835          154,094
Deposits                                           223,318         213,870         180,338         166,891          136,462
Shareholders' equity                                19,357          19,195          18,129          17,466           12,114
Book value*                                     $     8.41      $     8.34      $     7.88      $     7.60       $     6.70
Shares outstanding*                              2,300,633       2,300,846       2,299,455       2,299,455        1,807,814

PERFORMANCE RATIOS:
Return on average assets                             0.83%           0.88%           0.79%           0.73%            0.67%
Return on average equity                             9.79%          10.15%           8.49%           9.56%            7.13%
Net interest margin                                  3.90%           3.90%           3.75%           3.86%            4.58%
Efficiency ratio**                                  60.94%          60.67%          61.33%          67.04%           66.49%

OTHER RATIOS:
Allowance for loan losses to total loans             1.13%           1.15%           1.23%           1.22%            1.24%
Equity to assets                                     7.79%           8.04%           8.88%           9.20%            7.86%
Nonperforming loans to total loans                   0.26%           0.24%           0.35%           0.24%            0.26%
Net charge-offs to total loans                       0.04%           0.12%           0.00%           0.00%            0.00%
Risk-Adjusted Capital Ratios:
     Tier 1                                          14.7%           15.4%           16.8%           17.9%            14.6%
     Total                                           15.6%           16.4%           17.9%           18.9%            16.6%
     Leverage Ratio                                  10.4%           10.5%           11.7%           13.4%            12.4%

* Information has been adjusted to reflect the 5-for-4 stock split in the form of a 25% stock dividend payable on May 16, 2003 to shareholders of record April 25, 2003 and for all preceding stock splits.

** The Company computes the Efficiency Ratio including all categories of noninterest income and noninterest expense.

Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings. Unlike the larger regional or mega-banks who have significant sources of fee income, community banks, such as James Monroe Bank, rely on net interest income from traditional banking activities as the primary revenue source. Table 1 presents average balance sheets and a net interest income analysis for the quarters ended March 31, 2003 and March 31, 2002. The Company did not have any tax-exempt income during any of the periods presented in Table 1.

         For the three-month period ended March 31, 2003, net interest income increased $682 thousand, or 50%, to $2.1 million from the $1.4 million for the same period in 2002, primarily as a result of increases in the volume of earning assets, and the reduction in interest expense of $211 thousand due to the lower interest rate environment. Total average earning assets increased by $92.1 million, or 76%, from the three-months ended March 31, 2002 to the same period of 2003. Average loans outstanding grew by $35.8 million, or 29.6%, during the first three-months of 2003 compared to the same period in 2002, but, at the same time, the yield on such loans decreased by 56 basis points. The federal funds rate, which is the short-term liquidity yield, saw a similar decrease of 51 basis points, while the securities portfolio saw the greatest decline of 212 basis points. Many securities were called in 2002 and reinvested in lower yielding securities. Additional securities were purchased from the liquidity generated in 2003 and invested in securities at yields greater than that of federal funds but less than the yields generated by loans.

COMPARISON OF AVERAGE BALANCES, INTEREST AND YIELDS

         The following table provides certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest-earning assets and interest expense of interest-bearing liabilities for the periods indicated and the average yields earned and rates paid in 2003 and 2002. Table 3 provides comparable information for 2001 as compared to 2002. These yields and costs are derived by dividing income or expense by the average daily balance of the related asset or liability for the periods presented. Yields on loans and securities have been calculated on a tax equivalent basis using a 34% marginal rate. Non-accrual loans have been included in the average balances of loans receivable.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                  Three Months Ended                    Three Months Ended
                                                    March 31, 2003                        March 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                            Average                       Yield/      Average                        Yield/
                                            Balance      Interest          Rate       Balance          Interest       Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
     Commercial                            $ 38,143         $   576         6.12%     $ 33,217         $   524         6.40%
     Commercial real estate                  76,803           1,393         7.36        46,764             941         8.16
     Consumer                                13,309             221         6.73        12,486             243         7.89
                                           -------------------------------------      -------------------------------------
          Total Loans                       128,255           2,190         6.93        92,467           1,708         7.49
Mortgage loans held for sale                      2              --           --            --              --           --
Taxable securities                           69,894             701         4.07        19,065             291         6.19
Federal funds sold and cash equivalents      15,169              36         0.96         9,642              35         1.47
                                           -------------------------------------      -------------------------------------
                     TOTAL EARNING ASSETS   213,320           2,927         5.56%      121,174           2,034         6.81%

Less allowance for loan losses               (1,428)                                    (1,107)
Cash and due from banks                      11,498                                      7,223
Premises and equipment, net                   1,364                                      1,155
Other assets                                  1,352                                        918
                                           --------                                   --------
                             TOTAL ASSETS  $226,106                                   $129,363
                                           ========                                   ========
LIABILITIES AND
     STOCKHOLDERS' EQUITY

Interest-bearing demand deposits           $  8,168         $    18         0.89%     $  5,241         $    14         1.08%
Money market deposit accounts               101,513             500         2.00        46,362             305         2.67
Savings accounts                              1,321               5         1.54         1,058               5         1.92
Time deposits                                40,393             290         2.91        32,567             337         4.20
Trust preferred capital notes                 5,000              64         5.12           333               5         6.01
                                           -------------------------------------      -------------------------------------
     TOTAL INTEREST-BEARING
          LIABILITIES                       156,395             877         2.27%       85,561             666         3.16%
                                           -------------------------------------      -------------------------------------

Net Interest Income and Net Yield on
Interest-Earning Assets                                     $ 2,050        3.90%                       $ 1,368         4.58%
                                                            ===================                        ====================
Noninterest-bearing demand
     deposits                                49,662                                     31,032
Other liabilities                               830                                        605
Stockholders' equity                         19,219                                     12,165
                                           --------                                   --------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY             $226,106                                   $129,363
                                           ========                                   ========




         Interest expense for the first three-months of 2003 was $877 thousand compared with $666 thousand in interest expense for the first three-months of 2002.

         Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average assets and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income for the three-months ended March 31, 2003, as compared to the three-months ended March 31, 2002, is primarily due to the growth in the volume of earning assets and interest-bearing liabilities. Growth in the volume of assets and liabilities resulted in $582 thousand higher net interest income in the first quarter of 2003 compared with the first quarter of 2002 while change in interest rates contributed $100 thousand to the total increase in net interest income.

TABLE 2

          EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME


                                                     March 31
                                                  2003 vs. 2002
                                            -----------------------------
                                                           Due to Change
                                             Increase       in Average
                                               or         ---------------
                                            (Decrease)    Volume    Rate
                                            -----------------------------
          EARNING ASSETS:
          Loans                                $ 482     $  600   $ (118)
          Taxable securities                     410        471      (61)
          Federal funds sold                       1          3       (2)
                                            -----------------------------
            Total interest income                893      1,074     (181)

          INTEREST-BEARING LIABILITIES:
          Interest-bearing demand
            deposits                               4          6       (2)
          Money market deposit
            accounts                             195        250      (55)
          Savings deposits                        --         --       --
          Time deposits                          (47)       176     (223)
          Borrowed funds                          59         60       (1)
                                            -----------------------------
            Total interest expense               211        492     (281)
                                            -----------------------------

              Net Interest Income              $ 682     $  582   $  100
                                            =============================

TABLE 3
AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES



                                                          Three Months Ended                    Three Months Ended
                                                            March 31, 2002                        March 31, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                  Average                     Yield/     Average                     Yield/
                                                  Balance       Interest       Rate      Balance       Interest       Rate
---------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans:
     Commercial                                  $ 33,217           524         6.40%   $ 23,131           547         9.59%
     Commercial real estate                        46,764           941         8.16      23,120           535         9.38
     Consumer                                      12,486           243         7.89       9,172           204         9.02
                                                 -----------------------------------    -----------------------------------
          Total Loans                              92,467         1,708         7.49      55,423         1,286         9.41
Taxable securities                                 19,065           291         6.19      20,648           329         6.46
Federal funds sold and cash equivalents             9,642            35         1.47       9,800           129         5.34
                                                 -----------------------------------    -----------------------------------
                     TOTAL EARNING ASSETS         121,174         2,034         6.81%     85,871         1,744         8.24%
Less allowance for loan losses                     (1,107)                                  (631)
Cash and due from banks                             7,223                                  4,687
Premises and equipment, net                         1,155                                    687
Other assets                                          918                                    566
                                                 --------                               --------
                             TOTAL ASSETS        $129,363                               $ 91,180
                                                 ========                               ========
LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                 $  5,241       $    14         1.08%   $  4,646       $    27         2.36%
Money market deposit accounts                      46,362           305         2.67      24,668           267         4.39
Savings accounts                                    1,058             5         1.92         480             4         3.38
Time deposits                                      32,567           337         4.20      28,267           439         6.30
Trust preferred capital notes                         333             5         6.01          --            --           --
                                                 -----------------------------------    -----------------------------------
     TOTAL INTEREST-BEARING
          LIABILITIES                              85,561           666         3.16%     58,061           737         5.15%
                                                 -----------------------------------    -----------------------------------

Net Interest Income and Net Yield on
Interest-Earning Assets                                         $ 1,368         4.58%                  $ 1,007         4.76%
                                                                ====================                   ====================

Noninterest-bearing demand
     deposits                                      31,032                                 21,630
Other liabilities                                     605                                    523
Stockholders' equity                               12,165                                 10,966
                                                 --------                               --------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                   $129,363                               $ 91,180
                                                 ========                               ========




         First Quarter 2002 vs. 2001 Rate/Volume Analysis. For the first quarter of 2002, net interest income was $1.4 million compared to $1.0 million for the same quarter of 2001, which represents a $359 thousand, or 36%, increase. For these comparable quarters, the yield on earning assets declined from 8.24% for the first quarter of 2000 to 6.81% in the first quarter of 2002 reflecting the significant decline in interest rates that occurred in 2001. The overall yield on loans dropped 192 basis points, the securities portfolio declined 27 basis points and the yield on Federal funds and cash equivalents declined 387 basis points reflects the amount of decline in interest rates from first quarter last year to first quarter this year.

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

TABLE 4

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                                       March 31
                                                    2002 vs. 2001
                                            -----------------------------
                                                           Due to Change
                                             Increase       in Average
                                               or         ---------------
                                            (Decrease)    Volume    Rate
                                            -----------------------------


EARNING ASSETS:
Loans                                        $  422       $ 607   $  (185)
Taxable securities                              (38)        (25)      (13)
Federal funds sold                              (94)         (1)      (93)
                                            -----------------------------
  Total interest income                         290         581      (291)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
  deposits                                      (13)          4       (17)
Money market deposit
  accounts                                       38          71       (33)
Savings deposits                                  1           2        (1)
Time deposits                                  (102)         86      (188)
Borrowed funds                                    5           5        --
                                            -----------------------------
  Total interest expense                        (71)        168      (239)
                                            -----------------------------

    Net Interest Income                      $  361       $ 413   $   (52)
                                            =============================

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A potential loss factor is applied to these loans which considers the company and peer group historical charge off history, trends in delinquencies and loan grading, current economic conditions, and factors that include the composition of the Company's loan portfolio. At March 31, 2003, the Company had $345 thousand of nonperforming loans, all of which were nonaccrual loans, of which a $234,000 loan was deemed to be impaired. The impaired loan is current as to principal and interest payments. This compares to $255 thousand of nonperforming assets at March 31, 2002, all of which were nonaccrual and $296 thousand of nonperforming assets at December 31, 2002, including a $240 thousand impaired loan but which is current as to principal and interest.

         The Company made a provision for loan losses of $178 thousand during the quarter ended March 31, 2003, and charged off $35 thousand of consumer loans and $20 thousand of commercial loans, resulting in a net increase in the allowance of $123 thousand. This compared to a provision of $180 thousand, net of $1 thousand of recoveries, in the same period in 2002. The decline in the net provision reflects the application of the allowance methodology as described in the Critical Accounting Policies which resulted in an allowance for loan losses to total loans of 1.15% or no change from December 31, 2002.

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




                                                MARCH 31, 2003           DECEMBER 31, 2002           MARCH 31, 2002
                                             --------------------       --------------------       -------------------
                                                         Percent                    Percent                   Percent
                                                         Of Total                   Of Total                  Of Total
($ in thousands)                             Amount        Loans        Amount        Loans        Amount       Loans
                                             --------------------       --------------------       -------------------

Construction loans                           $   43           11%       $   35           10%           97            8%
Commercial loans                                695           19%          765           23%          308           25%
Commercial real estate loans                    707           62%          504           58%          646           53%
Real estate 1-4 family residential
loans                                            13            3%            6            2%           39            3%
Home equity loans                                 9            2%            8            2%           19            2%
Consumer loans                                   46            3%           72            5%          103            9%
                                             -------------------        -------------------        -------------------
Balance end of the period                    $1,513          100%       $1,390        100.0%       $1,212        100.0%
                                             ===================        ===================        ===================


LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 2003, total loans were $133.5 million, a 36.5% increase from the $97.8 million in loans outstanding at March 31, 2002. Total loans at March 31, 2003, represented a 10.3% increase from the $121 million of loans at December 31, 2002. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Over 71% of the Company's loans are commercial real estate mortgage or real estate construction loans, . relating to property in the Northern Virginia market, and the vast majority of the remaining loans are commercial loans not secured by real estate to borrowers in the same market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. While the region has experienced some decline in economic activity during 2002, the local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect to owner occupied or managed properties.

         The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 6, 26% of the Company's loans are fixed rate loans. Ninety-nine percent of the Company's loans reprice or have a maturity date that falls within five years.

         Consumer loans consist primarily of secured installment credits to individuals. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 8.1% of the loan portfolio at March 31, 2003, as compared to 12.9% at March 31, 2002 and 8.7% at December 31, 2002.

TABLE 6

         Table 6 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at March 31, 2003. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.



                                                                        MARCH 31, 2002
                                                  -----------------------------------------------------------------
                                                                    AFTER ONE
                                                   WITHIN          YEAR THROUGH         AFTER FIVE
                                                  ONE YEAR          FIVE YEARS            YEARS              TOTAL
                                                  -----------------------------------------------------------------
                                                                        ($ in thousands)

          Construction loans                      $ 15,111           $     --           $     --           $ 15,111
          Commercial loans                          23,737              3,097                 --           $ 26,834
          Commercial real estate loans              42,557             36,203              1,780           $ 80,540
          Real estate 1-4 family residential         1,033                377                 --           $  1,410
          Home equity loans                          2,769                 --                 --           $  2,769
          Consumer loans                             5,624              1,016                 --           $  6,640
          Overdrafts                                   176                 --                 --           $    176
                                                  -----------------------------------------------------------------
                                                  $ 91,007           $ 40,693           $  1,780           $133,480
                                                  =================================================================




                                                                    AFTER ONE
                                                   WITHIN          YEAR THROUGH         AFTER FIVE
                                                  ONE YEAR          FIVE YEARS            YEARS              TOTAL
                                                  -----------------------------------------------------------------
                                                                        ($ in thousands)


          Fixed Rate                              $ 19,399           $ 14,037           $  1,780           $ 35,216
          Variable/Adjustable Rate                  71,608             26,656                 --             98,264
                                                  -----------------------------------------------------------------
                              Total               $ 91,007           $ 40,693           $  1,780           $133,480
                                                  =================================================================



INVESTMENT SECURITIES

         The Company currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. In general, our investment policy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five years or less in the case of fixed rate securities. In the case of mortgage-backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five years or less except for adjustable rate securities which may have an average life greater than five years. The Company's investment policy is driven by its interest rate risk process and the need to minimize the effect of changing interest rates to the entire balance sheet.

TABLE 7

The following table provides information regarding the composition of our investment portfolio at the dates indicated.


                                                                  AT MARCH 31, 2003           AT MARCH 31, 2002
                                                               -----------------------    ------------------------
                                                                              Percent                     Percent
                                                                                of                          of
     ($ in thousands)                                          Balance       Portfolio    Balance        Portfolio
                                                               -------       ---------    -------        ---------
     AVAILABLE-FOR-SALE (AT ESTIMATED MARKET VALUE):
          U.S. Agency                                          $27,265          41.9%     $ 3,552          20.5%
          Mortgage-backed securities                            18,092          27.8        5,766          33.2
          Adjustable rate mortgage-backed securities             5,576           8.6        1,513           8.7
          Corporate bonds                                       13,352          20.5        6,029          34.7
          Restricted stock                                         781           1.2          509           2.9
                                                               -------         -----      -------         -----
                                                  TOTAL        $65,066         100.0%     $17,369         100.0%
                                                               =======         =====      =======         =====


TABLE 8

The following table provides information regarding the maturity composition of our investment portfolio, at book value, at March 31, 2003.

MATURITY OF SECURITIES AT MARCH 31, 2003

                                                             Years to Maturity
---------------------------------------------------------------------------------------------------------------------------------
                                        Within          Over 1 Year          Over 5 Years       Over
           (in thousands)               1 Year        through 5 Years      through 10 Years    10 Years            Total
---------------------------------------------------------------------------------------------------------------------------------
                                    Amount   Yield   Amount      Yield     Amount   Yield   Amount     Yield   Amount   Yield
-------------------------------------------------------------------------------------------------------------------------------
Investments Available-For-Sale:
   U. S. Agency                      $ --      --   $27,265      2.95%   $   --       --    $    --       --   $27,265    2.95%
   Mortgage-backed securities          --      --     2,005      3.71%    1,620     4.39%    14,467     5.48%   18,092    5.18%
   Adjustable rate mortgage-
   backed securities                   --      --        --        --        --       --      5,576     4.74%    5,576    4.74%
   Corporate bonds                     --      --     5,255      3.36%    6,356     3.89%     1,741     7.29%   13,352    4.12%
   Restricted Stock                    --      --        --        --        --       --        781     5.26%      781    5.26%
                                      ---           -------              ------             -------            -------
               Total Debt Securities
                  Available-for-Sale $ --      --   $34,525      3.06%   $7,976     3.99%   $22,565     5.43%  $65,066    3.99%
                                      ===           =======              ======             =======            =======



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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At March 31, 2003, our Basic Surplus ratios (net access to cash and secured borrowings) as a percentage of total assets were approximately 15%, compared to the present internal minimum guideline range of 5-10%.

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

         One tool that we utilize in managing our interest rate risk is a matched funding matrix analysis. The matrix arrays repricing opportunities along a time line for both assets and liabilities. The longest term, most fixed rate sources are presented in the upper left hand corner while the shorter term, most variable rate items, are at the lower left. Similarly, uses of funds, assets, are arranged across the top moving from left to right.

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

         At March 31, 2003, the Company is asset sensitive in the short term and then becomes slightly liability sensitive. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. The modeled scenarios do not reduce rates below 0%. In addition, 8 rate shock scenarios are modeled at 50 bp up and 50 bp down increments. At March 31, 2003, the following 12-month impact on net interest income is estimated to range from a positive impact of 7.5% to a negative impact of (7.5)% for the multiple scenarios, which remains within internal policy guidelines. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of March 31, 2003. Clearly the Company is positioned to substantially improve earnings if and when rates rise. With respect to further reductions in rates, Most Likely scenario and the Ramp Down scenarios, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 100 or 200 basis point decline is realistic given the already extremely low interest rates. Thus management believes the exposure to future changes in interest rates would not have a material negative effect on the results of operations.

           Static Rates                                     -0-%
           Most Likely Rates                                1.8%
           Ramp Up 100bp- 12 months                         4.7%
           Ramp Up 200bp- 12 months                         7.1%
           Ramp Down 100bp- 12 months                     (4.1)%
           Ramp Down 200bp- 12 months                     (7.5)%
           Rising Rate Scenario                             7.5%
           Declining Rate Scenario                        (2.8)%

Since the earnings model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows and customer behavior, the model cannot precisely estimate net income and the effect on net income from sudden changes in interest rates. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

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

The following table shows the detail of noninterest income for the three-month periods ended March 31, 2003 and 2002.

TABLE 10



                                                                   THREE-MONTHS ENDED MARCH 31,
                                                                   ----------------------------
             ($ in thousands)                                          2003            2002
                                                                   -----------     ------------
             Service charges on deposit accounts                       $ 74            $ 75
             Cash management fees                                        26              32
             Other fee income                                            34              22
             Gain on sale of securities                                  15              16
                                                                       ----            ----
                                       Total Noninterest Income        $149            $145
                                                                       ====            ====


         The increase in noninterest income for the three months ended March 31, 2003 as compared to the same period in 2002, is the result of the continued growth of the Company and the expansion of products resulting in fee income. In addition, for the first three-months of 2003, the Company averaged between $20 to $25 million in off-balance sheet customer sweep accounts for which a fee is earned.

TABLE 11

 The categories of noninterest expense that exceed 1% of operating revenue are as follows:



                                                                 THREE-MONTHS ENDED MARCH 31,
                                                                 ----------------------------
             ($ in thousands)                                       2003             2002
                                                                 ----------       -----------
             Salaries and benefits                                 $  690           $  513
             Occupancy cost, net                                      155              125
             Equipment expense                                         96               58
             Professional fees                                         36               22
             Data processing costs                                    100               88
             Postage and supplies                                      36               41
             Courier and express services                              28               23
             Advertising and public relations                          30               38
             State franchise tax                                       43               38
             Other                                                    125               60
                                                                   ------           ------
                                    Other Noninterest Expense      $1,339           $1,006
                                                                   ======           ======



         Noninterest expense increased $334 thousand or 34% from $1 million to $1.3 million for the first quarter of 2003, as compared to the same period in 2002.

         Occupancy cost increased $30 thousand for the first three-months of 2003 compared with a year earlier due to the addition of two additional branch facilities since the first quarter of 2002. Equipment costs increased a modest $38 thousand for the same comparative periods due to additional equipment required and software enhancements plus equipment for the additional branches. With respect to the increases in data processing, the increase is due to the increase in the volume of accounts and business transactions processed in 2003 versus 2002. The increase in the state franchise tax is due to the increased capital of the Bank from earnings retention and the capital infusion to the bank in 2002. Other expenses are up $65 thousand quarter to quarter primarily due to the growth of the Bank and increased volume of banking activities.

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

TABLE 12

         The following table reflects deposits by category for the three months ended ended March 31, 2003, 2002 and 2001.

                                                       ---------------------------------------------------------------------------
                                                                 2003                     2002                     2001
                                                       ------------------------  ------------------------  -----------------------
($ in thousands)                                         Average    Average Rate   Average    Average Rate   Average   Average
                                                         Balance                   Balance                   Balance      Rate
                                                       ------------------------  ------------------------  -----------------------
Deposits
    Noninterest-bearing demand                            $  49,662      -- %       $  31,032      -- %       $ 21,630      -- %
    Interest-bearing demand                                   8,168    0.89             5,241    1.08            4,646    2.36
    Money Market                                            101,513    2.00            46,362    2.67           24,668    4.39
    Savings                                                   1,321    1.54             1,058    1.92              480    3.38
    Certificates of deposit of $100,000 or more              26,956    2.83            19,161    4.06           14,800    6.33
    Other time                                               13,437    3.00            13,406    4.39           13,467    6.29
                                                       ------------------------  ------------------------  -----------------------
Total Deposits                                            $ 201,057    2.18 %       $ 116,260    3.87 %       $ 79,691    5.68 %
                                                       ========================  ========================  =======================

TABLE 13

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities as of March 31, 2003.

                                                3 MONTHS OR       4 TO 6        7 TO 12         OVER 12
                                                   LESS           MONTHS         MONTHS          MONTHS         TOTAL
                                                 --------        --------       --------        --------       --------
($ in thousands)
Certificates of deposit less than $100,000       $  2,542        $  3,872       $  4,627        $  2,597       $ 13,638
Certificates of deposit of $100,000 or more      $  7,115        $  5,847       $ 11,554        $  3,350       $ 27,866
                                                 --------        --------       --------        --------       --------
                                                 $  9,657        $  9,719       $ 16,181        $  5,947       $ 41,504
                                                 ========        ========       ========        ========       ========

CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At March 31, 2003, stockholders' equity increased $7.2 million from the $12 million in equity at March 31, 2002 as a result of the $1.8 million increase in retained earnings in 2002 and the $4.7 million in equity sold in June 2002.

Capital Requirement. A comparison of the Company's and the Bank's regulatory capital at March 31, 2003, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 11

                                                Minimum        Minimum To Be
                                   Actual     Guidelines     "Well Capitalized"
                                   ------     ----------     ------------------
Total Risk-Based Capital
     Company                       15.8%         8.0%               N/A
     Bank                          11.5%         8.0%              10.0%

Tier 1 Risk-Based Capital
     Company                       14.8%         4.0%               N/A
     Bank                          10.6%         4.0%               6.0%

Tier 1 Leverage Ratio
     Company                       10.4%         4.0%               N/A
     Bank                           7.7%         4.0%               5.0%

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

Item 3.  Defaults Upon Senior Securities    None

Item 4.  Submission of Matters to a Vote of Security Holders  None

Item 5.  Other Information          None

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

Number        Description
------        -----------
3(a)          Articles of Incorporation of James Monroe Bancorp, as amended (1)
3(b)          Bylaws of James Monroe Bancorp (2)
4(a)          Indenture, dated as of March 26, 2002 between James Monroe
              Bancorp, Inc. and State Street Bank and Trust Company of
              Connecticut, National Association, as trustee (3)
4(b)          Amended and Restated Declaration of Trust, dated as of March 26,
              2002 among James Monroe Bancorp, Inc., State Street Bank
              and Trust Company of Connecticut, National Association, as
              Institutional Trustee, and John R. Maxwell, David W. Pijor and
              Richard I. Linhart as Administrators (3)
4(c)          Guarantee Agreement dated as of March 26, 2002, between James
              Monroe Bancorp, Inc. and State Street Bank and Trust Company of
              Connecticut, National Association, as trustee (3)
10(a)         Employment contract between James Monroe Bancorp and John R.
              Maxwell(4)
10(b)         Employment contract between James Monroe Bancorp and Richard I.
              Linhart(4)
10(c)         James Monroe Bancorp1998 Management Incentive Stock Option
              Plan (5)
10(d)         James Monroe Bancorp 2000 Director's Stock Option Plan (6)
10(e)         James Monroe Bancorp, Inc. 2003 Equity Compensation Plan, filed herewith
11.           Statement re: Computation of Per Share Earnings
                Please refer to Note 2 to the financial statements included in this report.
21            Subsidiaries of the Registrant
99(a)         Certification of Chief Executive Officer
99(b)         Certification of Chief Financial Officer
--------------------------
     (1) Incorporated by reference to exhibit 3(a) tot he Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
     (2) Incorporated by reference to exhibit 3(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
     (3) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
     (4) Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
     (5) Incorporated by reference to exhibit 10(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
     (6) Incorporated by reference to exhibit 10(c) to the Company's registration statement on Form SB-2 (No. 333-38098).
(b)         Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 8, 2003                 BY: /s/ John R. Maxwell
                                         ---------------------------------------
                                              John R. Maxwell, President &
                                              Chief Executive Officer


Date:    May 8, 2003                 BY:  /s/ Richard I. Linhart
                                          --------------------------------------
                                              Richard I. Linhart, Executive Vice
                                              President & Chief Operating and
                                              Financial Officer

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


Date: May 8, 2003                         /s/ John R. Maxwell
                                          --------------------
                                          President and Chief Executive Officer

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


Date:  May 8, 2003        /s/ Richard I. Linhart
                          ----------------------
                          Executive Vice President and Chief Financial Officer