Form 10QSB
period 2003-06-30
MONROE JAMES BANCORP INC
filed 2003-08-06
CIK 1114868

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003 _________________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2003.

            Common stock, $1 par value--2,333,654 shares outstanding

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                                 Page No.
Part I.           Financial Information

                  Item. 1. Financial Statements
                           Consolidated Balance Sheets at June 30, 2003,
                                December 31, 2002, and June 30, 2002                                3
                           Consolidated Income Statements for the three-months
                                 and six-months ended June 30, 2003 and 2002                        4
                           Consolidated Statements of Changes in Stockholders'
                                Equity for the six-months ended June 30, 2003 and 2002              5
                           Consolidated Statements of Cash Flows for the six-months
                                ended June 30, 2003 and 2002                                        6
                           Notes to Interim Consolidated Financial Statements                       7

                  Item 2.  Management's Discussion and Analysis or Plan
                           of Operation                                                            13

                  Item 3.  Controls and Procedures                                                 27

Part II.          Other Information

                  Item 1.  Legal Proceedings                                                       28

                  Item 2.  Changes in Securities and Use of Proceeds                               28

                  Item 3.  Defaults Upon Senior Securities                                         28

                  Item 4.  Submission of Matters to a Vote of Security Holders                     28

                  Item 5.  Other Information                                                       28

                  Item 6.  Exhibits  and Reports on Form 8-K                                       28


                          PART 1. FINANCIAL INFORMATION

Item. 1. FINANCIAL STATEMENTS

                                             JAMES MONROE BANCORP, INC.
                                                  AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                        ($ in thousands, except share data)

                                                                      (Unaudited)        (Audited)          (Unaudited)
                                                                        JUNE 30,        DECEMBER 31,          JUNE 30,
                                                                         2003              2002                 2002
                                                                      -----------       ------------        -----------
     ASSETS
Cash and due from banks                                                $ 22,182           $ 11,051          $ 12,703
Interest-bearing deposits in banks                                          547                655             2,910
Federal funds sold                                                       42,424             28,826            21,080
Securities available-for-sale at fair value                              81,580             76,063            46,505
Mortgage loans held-for-sale                                              3,484                 --                --
Loans, net of allowance for loan losses of $1,669 at June 30,
     2003, $1,390 at December 31, 2002, and $1,283 at June 30, 2002     144,018            119,657           104,087
Bank premises and equipment, net                                          1,416              1,333             1,346
Accrued interest receivable                                               1,084                916               803
Other assets                                                                319                292               401
                                                                      ---------          ---------         ---------

                                                                      $ 297,054          $ 238,793         $ 189,835
                                                                      =========          =========         =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits:
  Noninterest-bearing deposits                                        $ 106,861           $ 66,729          $ 44,520
  Interest-bearing deposits                                             164,238            147,141           122,371
                                                                      ---------          ---------         ---------
     Total deposits                                                     271,099            213,870           166,891

Trust preferred capital notes                                             5,000              5,000             5,000
Accrued interest payable and other liabilities                              741                728               478
                                                                      ---------          ---------         ---------
     Total liabilities                                                  276,840            219,598           172,369
                                                                      ---------          ---------         ---------

STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized 5,000,000 shares;
 Issued and outstanding 2,303,275 at June 30, 2003, 1,840,677
 at December 31, 2002, and 1,839,585 at June 30, 2002                     2,303              1,841             1,840
 Capital surplus                                                         12,946             13,354            13,342
 Retained earnings                                                        3,963              2,894             1,851
 Accumulated other comprehensive income                                   1,002              1,106               433
                                                                      ---------          ---------         ---------
     Total stockholders' equity                                          20,214             19,195            17,466
                                                                      ---------          ---------         ---------

                                                                      $ 297,054          $ 238,793         $ 189,835
                                                                      =========          =========         =========


See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                                  (Unaudited)              (Unaudited)
                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             ---------------------     ---------------------
                                                             JUNE 30      JUNE 30      JUNE 30      JUNE 30
                                                               2003         2002         2003        2002
                                                             --------     --------     --------     --------
INTEREST INCOME:
 Loans, including fees                                        $2,383       $1,885       $4,573       $3,590
 Mortgage loans held for sale                                     25           --           25           --
 Securities, taxable                                             692          428        1,390          720
 Federal funds sold                                               62           83           99          116
 Other interest income                                            --            7            1            9
                                                              ------       ------       ------       ------
     Total interest income                                     3,162        2,403        6,088        4,435
INTEREST EXPENSE:
   Deposits                                                      838          863        1,650        1,524
   Borrowed funds                                                 63           74          127           77
                                                              ------       ------       ------       ------
            Total interest expense                               901          937        1,777        1,601
                                                              ------       ------       ------       ------
     Net interest income                                       2,261        1,466        4,311        2,834

PROVISION FOR LOAN LOSSES                                        171           70          349          251
                                                              ------       ------       ------       ------
     Net interest income after provision for loan losses       2,090        1,396        3,962        2,583
NONINTEREST INCOME:
 Service charges and fees                                         80           60          155          134
 Other                                                            74           63          133          118
 Gain on sale of securities                                       41           --           56           16
 Gain on sale of mortgages held-for-sale                          85           --           85           --
                                                              ------       ------       ------       ------
     Total noninterest income                                    280          123          429          268
NONINTEREST EXPENSES:
 Salaries and wages                                              642          481        1,228          918
 Employee benefits                                               105           82          209          158
 Occupancy expenses                                              148          130          303          256
 Equipment expenses                                              104           70          200          127
 Other operating expenses                                        449          303          848          613
                                                              ------       ------       ------       ------
     Total noninterest expense                                 1,448        1,066        2,788        2,072
                                                              ------       ------       ------       ------
     Income before income taxes                                  922          453        1,603          779
PROVISION FOR INCOME TAXES                                       312          157          529          269
                                                              ------       ------       ------       ------
     Net income                                               $  610       $  296       $1,074       $  510
                                                              ======       ======       ======       ======

EARNINGS PER SHARE-BASIC                                      $ 0.26       $ 0.16       $ 0.47       $ 0.28
                                                              ======       ======       ======       ======
EARNINGS PER SHARE-DILUTED                                    $ 0.25       $ 0.15       $ 0.44       $ 0.27
                                                              ======       ======       ======       ======


See notes to interim consolidated financial statements

           JAMES MONROE BANCORP, INC.
                AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2003 and 2002
                ($ in thousands)
                  (Unaudited)

                                                                                ACCUMULATED
                                                                                  OTHER
                                                                                  COMPRE-     COMPRE-      TOTAL
                                               COMMON     CAPITAL     RETAINED    HENSIVE     HENSIVE   STOCKHOLDERS'
                                                STOCK     SURPLUS     EARNINGS    INCOME      INCOME       EQUITY
                                               -------    --------    --------    --------    --------    --------
BALANCE, JANUARY 1, 2002                       $   960    $  9,522    $  1,341    $    144                $ 11,967
  Comprehensive income:
  Net income                                                               510                $    510         510
  Net change in unrealized gains
   on available for sale securities,
   net of deferred taxes of $149                                                       289         289         289
                                                                                              --------
 Total comprehensive income                                                                   $    799
                                                                                              ========
 Exercise of stock options                           6          48                                              54
 Proceeds from sale of common stock                261       4,385                                           4,646
 Effect of 3 for 2 stock split                     613        (613)                                             --
                                               -------    --------    --------    --------                --------
BALANCE, JUNE 30, 2002                         $ 1,840    $ 13,342    $  1,851    $    433                $ 17,466
                                               =======    ========    ========    ========                ========


                                                                                ACCUMULATED
                                                                                  OTHER
                                                                                  COMPRE-     COMPRE-      TOTAL
                                               COMMON     CAPITAL     RETAINED    HENSIVE     HENSIVE   STOCKHOLDERS'
                                                STOCK     SURPLUS     EARNINGS    INCOME      INCOME       EQUITY
                                               -------    --------    --------    --------    --------     --------
BALANCE, JANUARY 1, 2003                       $ 1,841    $ 13,354    $  2,894    $  1,106                $ 19,195
  Comprehensive income:
  Net income                                                             1,074                $  1,074       1,074
  Net change in unrealized gains
   on available for sale securities,
   net of deferred taxes of $54                                                       (104)       (104)       (104)
                                                                                              --------
 Total comprehensive income                                                                   $    970
                                                                                              ========
 Proceeds from sale of common stock                  2          52                                              54
 Effect of 5-for-4 stock split                     460        (460)                                             --
 Cash paid in lieu of fractional shares                                     (5)                                 (5)
                                               -------    --------    --------    --------                --------
BALANCE, JUNE 30, 2003                         $ 2,303    $ 12,946    $  3,963    $  1,002                $ 20,214
                                               =======    ========    ========    ========                ========


See notes to interim consolidated financial statements.

                            JAMES MONROE BANCORP, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in thousands)

                                                                                   (Unaudited)
                                                                            SIX MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                                              2003            2002
                                                                            --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                 $  1,074        $    510
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                                                 151             112
   Provision for loan losses                                                     349             251
   Gain on sale of securities                                                    (56)            (16)
   Gain on sale of mortgage loans held-for-sale                                  (85)             --
   Origination of mortgage loans held-for-sale                               (17,039)             --
   Proceeds from sale of mortgages held-for sale                              13,640              --
   (Increase) in accrued interest receivable                                    (168)           (172)
   Amortization of bond premium                                                  234              46
   Accretion of bond discount                                                    (40)            (19)
   Decrease in other assets                                                       27              49
   Increase in accrued interest and other liabilities                             13              46
                                                                            --------        --------
     Net cash provided by operating activities                              $ (1,900)       $    807
                                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities available for sale                                 $(59,932)       $(31,610)
 Proceeds from calls and maturities of securities available for sale          12,391           7,359
 Proceeds from sales of securities available for sale                         41,728              --
 Purchases of premises and equipment                                            (234)           (451)
 (Increase) in Federal funds sold and interest-bearing deposits              (13,490)        (12,486)
 Net (increase) in loans                                                     (24,710)        (19,231)
                                                                            --------        --------
     Net cash (used in) investing activities                                $(44,247)       $(56,419)
                                                                            --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, savings deposits
  and money market accounts                                                 $ 55,414        $ 32,345
 Net increase in time deposits                                                 1,815          20,288
 Issuance of common stock                                                         54           4,700
 Issuance of trust preferred capital notes                                        --           5,000
 Cash paid in lieu of fractional shares                                           (5)             --
                                                                            --------        --------
     Net cash provided by financing activities                              $ 57,278        $ 62,333
                                                                            --------        --------

     Increase in cash and due from banks                                    $ 11,131        $  6,721

CASH AND DUE FROM BANKS
 Beginning                                                                    11,051           5,982
                                                                            --------        --------
 Ending                                                                     $ 22,182        $ 12,703
                                                                            ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
 Interest paid                                                              $  1,816        $  1,328
                                                                            ========        ========
 Income taxes paid                                                          $    443        $    346
                                                                            ========        ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   Unrealized gain (loss) on securities available for sale                  $   (158)       $    438
                                                                            ========        ========


See notes to interim consolidated financial statements.

                   JAMES MONROE BANCORP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole operating subsidiary. James Monroe Bank commenced banking operations on June 8, 1998. As of June 30, 2003 the Company operated the main office in Arlington, Virginia, one branch in Annandale, Virginia, one branch and a drive-up facility in Leesburg, Virginia, and one branch in Fairfax City, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002.

Stock Compensation Plans. At June 30, 2003, the Company had a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                              THREE-MONTHS ENDED JUNE 30,     SIX-MONTHS ENDED JUNE 30,
                                              ---------------------------     -------------------------
                                                   2003        2002              2003         2002
                                                 --------    --------           ---------   --------
Net income, as reported                          $    610    $    296           $   1,074   $    510
Deduct:Total stock-based employee
compensation expense determined under fair
value based method for all awards                      (9)        (19)                (18)       (37)
                                                 --------    --------           ---------    -------
Pro forma net income                             $    601    $    277           $   1,056   $    473
                                                 ========    ========           =========    =======
Earnings per share:
     Basic- as reported                              0.26        0.16                0.47       0.28
                                                 ========    ========           =========    =======
     Basic- pro forma                                0.26        0.15                0.46       0.26
                                                 ========    ========           =========    =======
     Diluted- as reported                            0.25        0.15                0.44       0.27
                                                 ========    ========           =========    =======
     Diluted- pro forma                              0.24        0.14                0.43       0.25
                                                 ========    ========           =========    =======

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

No options have been granted in 2003.

NOTE 2--

Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months and six-months ended June 30, 2003 and 2002. The amounts for all periods presented have been restated to reflect a 5-for4 stock split in the form of a 25% stock dividend for shareholders of record on April 25, 2003, and paid May 16, 2003.

                                                   THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                                        JUNE 30                     JUNE 30
                                                ------------------------    ------------------------
                                                   2003          2002          2003          2002
                                                ----------    ----------    ----------    ----------
Net Income                                      $      610    $      296    $    1,074    $      510
Weighted average shares outstanding--basic       2,301,946     1,815,808     2,301,295     1,809,536
Common share equivalents for stock options         175,301       105,063       163,140        98,004
                                                ------------------------    ------------------------
Weighted average shares outstanding--diluted     2,477,247     1,920,871     2,464,435     1,907,540
                                                ========================    ========================

Earnings per share-basic                        $     0.26    $     0.16    $     0.47    $     0.28
                                                ========================    ========================
Earnings per share-diluted                      $     0.25    $     0.15    $     0.44    $     0.27
                                                ========================    ========================



NOTE 3--

Securities available-for-sale. Securities available-for-sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in stockholders' equity as a component of "accumulated other comprehensive income." Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available-for-sale at June 30, 2003, December 31, 2002, and June 30, 2002, are summarized in the tables that follow. The Company classifies all securities as available-for-sale.

                                                     June 30, 2003
                                      -----------------------------------------------
                                                   Gross        Gross      Estimated
                                      Amortized  Unrealized   Unrealized     Market
($ in thousands)                        Cost       Gains        Losses       Value
                                      ---------  ----------   -----------  ----------
U.S. Government and federal agency    $ 47,550    $    392     $    (20)    $ 47,922
Mortgage-backed securities              19,045         411           (6)      19,450
Corporate notes                         12,626         757          (16)      13,367
Restricted stock                           841          --           --          841
                                      --------    --------     --------     --------
                                      $ 80,062    $  1,560     $    (42)    $ 81,580
                                      ========    ========     ========     ========



                                                   December 31, 2002
                                      -----------------------------------------------
                                                   Gross        Gross      Estimated
                                      Amortized  Unrealized   Unrealized     Market
($ in thousands)                        Cost       Gains        Losses       Value
                                      ---------  ----------   -----------  ----------
U.S. Government and federal agency    $ 35,013    $    285     $     --     $ 35,298
Mortgage-backed securities              26,606         571          (64)      27,113
Corporate notes                         12,139         884           --       13,023
Restricted stock                           629          --           --          629
                                      --------    --------     --------     --------
                                      $ 74,387    $  1,740     $    (64)    $ 76,063
                                      ========    ========     ========     ========



                                                      June 30, 2002
                                      -----------------------------------------------
                                                   Gross        Gross      Estimated
                                      Amortized  Unrealized   Unrealized     Market
($ in thousands)                        Cost       Gains        Losses       Value
                                      ---------  ----------   -----------  ----------
U.S. Government and federal agency    $ 14,096    $    119     $     (6)    $ 14,209
Mortgage-backed securities              24,091         333           (1)      24,423
Corporate notes                          7,153         212           (1)       7,364
Restricted stock                           509          --           --          509
                                      --------    --------     --------     --------
                                      $ 45,849    $    664     $     (8)    $ 46,505
                                      ========    ========     ========     ========



NOTE 4--

Loans. Major classifications of loans at June 30, 2003, December 31, 2002 and June 30, 2002 are summarized in the following table.

                                       June 30,    December 31,    June 30,
($ in thousands)                        2003          2002           2002
                                     -----------   -----------   -----------

Construction loans                    $  17,342     $  12,160     $   8,535
Commercial loans                         23,430        27,862        24,005
Real estate-Commercial                   93,952        70,318        62,187
Real estate-1-4 family residential        1,251         2,069         2,741
Home equity loans                         2,935         2,390         1,718
Consumer loans                            6,709         6,088         5,991
Deposit overdrafts                           68           160           193
                                      ---------     ---------     ---------
                                        145,687       121,047       105,370
Less allowance for loan losses           (1,669)       (1,390)       (1,283)
                                      ---------     ---------     ---------
Net Loans                             $ 144,018     $ 119,657     $ 104,087
                                      =========     =========     =========


Changes in the allowance for loan losses are summarized as follows:



($ in thousands)                                   For the Year
                                    Six-Months        Ended         Six-Months
                                  Ended June 30,   December 31,   Ended June 30,
                                      2003            2002             2002
                                  --------------  --------------  --------------

Balance at beginning of year          $ 1,390       $ 1,030          $ 1,030
Charge-offs:
     Commercial                           (34)         (122)              --
     Consumer                             (36)           (4)              --
                                      -------       -------          -------
           Total charge-offs              (70)         (126)              --
Recoveries:
     Consumer                              --             3                2
                                      -------       -------          -------
     Net charge-offs                      (70)         (123)               2
Provision for loan losses                 349           483              251
                                      -------       -------          -------
Balance at end of period              $ 1,669       $ 1,390          $ 1,283
                                      =======       =======          =======

The following table presents the amounts of nonperforming assets at the dates indicated.

                                      June 30,    December 31,      June 30,
($ in thousands)                        2003         2002             2002
                                    -----------   -----------      -----------

Nonaccrual loans excluded from
  impaired loans:
    Commercial                        $   188       $    22          $   250
    Consumer                               --            34               --
Accruing loans past due 90-days
  or more:
    Commericial                            --            --                5
Impaired loans:
    Commercial                            228           240               --
                                      -------       -------          -------
     Total nonperforming assets       $   416       $   296          $   255
                                      =======       =======          =======

NOTE 5--

Deposits. Interest-bearing deposits consist of the following:

                                             June 30,   December 31,  June 30,
                                           -------------------------------------
($ in thousands)                               2003        2002         2002
                                           ------------ ----------- ------------

NOW accounts                                 $ 11,716    $  7,490     $  5,787
Savings accounts                                1,809       1,290        1,273
Money market accounts                         110,577     100,040       65,435
Certificates of deposit under $100,000         13,291      12,272       18,365
Certificates of deposit $100,000 and over      25,130      24,315       29,552
Individual retirement accounts                  1,715       1,734        1,959
                                             --------    --------     --------
                                             $164,238    $147,141     $122,371
                                             ========    ========     ========

NOTE 6--

Trust Preferred Capital Securities. On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of the Trust's outstanding common securities. On March 26, 2002, $5 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities have a LIBOR-indexed floating rate of interest which is set and payable on a quarterly basis. During 2002, the interest rates ranged from 5.79% to 5.00%. The rate for the quarterly period beginning June 26, 2003, was 4.61%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

The Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the Securities not considered as Tier 1 capital will be included in Tier 2 capital. At June 30, 2003, all of the trust preferred securities qualified as Tier 1 capital.

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

Note 8--

Subsequent Event. On July 16, 2003, James Monroe Statutory Trust II, a newly formed subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, due 2033, which are its sole assets. The Company owns all of the Trust's outstanding common securities. On July 31, 2003, $4 million of the Trust's preferred securities were issued in a private placement transaction. The securities bear interest at a rate equal to three-month Libor plus 310 basis points, initially 4.21%, subject to a cap of 12% prior to July 31, 2003. The securities have a maturity date of July 31, 2033, and are subject to optional call provisions beginning July 31, 2008.

Note 9-

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Management's Discussion and Analysis reviews the financial condition and results of operations of James Monroe Bancorp, Inc. and its subsidiaries as of and for the three and six-months ended June 30, 2003 and 2002. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

         There were no changes to the Company's critical accounting policies in the second quarter of 2003. The critical accounting policy with respect to determining the quarterly allowance for loan losses has been consistently applied since its adoption. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies relating to its financial statements that require significant sensitivity analysis, judgments, or estimations.

Allowance for Loan Losses. The Company has developed a methodology to determine, on a quarterly basis, an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectibility of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition, and specific loss estimates for loans considered substandard or doubtful. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. If necessary, reserves would be allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present loan interest rate, or fair value, of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers the Company's and other peer banks' loss experience ratios, delinquency trends, economic conditions, and portfolio composition is applied to the total of commercial and commercial real estate loans not specifically evaluated. A percentage of this composite allowance factor is also applied to the aggregate of unused commercial lines of credit which the Company has an obligation to honor but where the borrower has not elected to draw on their lines of credit.

         Homogenous loans, such as consumer installment, residential mortgage loans, home equity loans, and smaller consumer loans are not individually risk graded. Reserves are established for each homogenous pool of loans based on the expected net charge-offs from a current trend in delinquencies, peer group losses or historical experience and general economic conditions. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected material losses in these types of homogenous pools of loans.

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

FINANCIAL OVERVIEW

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2002 ARE:
-----------------------------------------------

             o  Assets grew $58.3 million (24%).
             o  Loans grew $24.6 million (20%).
             o  Deposits grew $57.2 million (27%).
             o After interest rates dropped 50 basis points in November 2002, and another 25 basis points in May 2003, our net interest margin has decreased to 3.71% by the end of the fourth quarter of 2002 and rose slightly to 3.77% for the first half of 2003. The sustained low interest rate environment coupled with the significant liquidity generated by the Company in 2003 has caused compression in the net interest margin from the 3.82% for the second quarter, 2002.
             o Asset quality remains strong with $70 thousand in charge offs in the first half of 2003, $416 thousand on nonaccrual status and no loans over 90-days past-due and not accruing interest.

         The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of James Monroe Bancorp, Inc. and should be read in conjunction with our consolidated financial statements and footnotes thereto for the year ended December 31, 2002.

BALANCE SHEETS

         Total assets increased to $297.1 million at June 30, 2003, an increase of $58.3 million from December 31, 2002, and an increase of $107.2 million from June 30, 2002. The increase in assets since December 31, 2002 resulted from the Company's emphasis on deposit generation as much as loan generation. During the six-months ended June 30, 2003, deposits increased $57.2 million over December 31, 2002, with noninterest-bearing deposits increasing $40.1 million, and interest-bearing deposits increasing $17.1 million. With the growth in deposits, the Company was able to fund $24.6 million net increase in loans, including $13 million in the second quarter. Securities increased $5.5 million and the liquidity position of the Company increased by $22 million.

TABLE 1

QUARTERLY RESULTS OF OPERATIONS

                                                  2003                                       2002
                                       ----------------------------     --------------------------------------------------
(IN THOUSANDS EXCEPT SHARE DATA)         SECOND           FIRST            FOURTH             THIRD             SECOND
                                       ----------     -------------     -------------     -------------     -------------
RESULTS OF OPERATIONS:
----------------------
Net interest income                    $    2,261     $       2,050     $       1,932     $       1,715     $       1,467
Provision for loan and lease losses           171               178                98               134                70
Other income                                  280               149               358               134               123
Noninterest expense                         1,448             1,340             1,188             1,134             1,066
Income before taxes                           922               681             1,004               581               454
Net income                                    610               464               661               382               296

PER SHARE DATA:
---------------
Earnings per share, basic              $     0.26     $        0.20     $        0.32     $        0.17     $        0.16
Earnings per share, diluted            $     0.25     $        0.19     $        0.31     $        0.16     $        0.15
Weighted average shares
     outstanding-basic                  2,301,946         2,300,846         2,054,844         2,299,455         1,815,808
                -diluted                2,477,247         2,451,825         2,160,539         2,405,840         1,920,873
AT PERIOD END
-------------
Loans                                  $  145,687     $     133,480     $     121,047     $     115,303     $     105,370
Earning assets                            273,722           222,279           226,591           185,552           175,864
Total assets                              297,054           248,349           238,793           204,088           189,835
Deposits                                  271,099           223,318           213,870           180,338           166,891
Stockholders' equity                       20,214            19,357            19,195            18,129            17,466
Book value*                            $     8.78     $        8.41  $           8.34  $           7.88  $           7.60
Shares outstanding*                     2,303,275         2,300,633         2,300,846         2,299,455         2,299,455

PERFORMANCE RATIOS:
-------------------
Return on average assets                     0.96%             0.83%             0.88%             0.79%             0.73%
Return on average equity                    12.00%            15.47%            10.15%             8.49%             9.56%
Net interest margin                          3.77%             3.90%             3.90%             3.75%             3.86%
Efficiency ratio**                          56.99%            60.94%            60.67%            61.33%            67.04%

OTHER RATIOS:
-------------
Allowance for loan losses to total
     loans                                   1.15%             1.13%             1.15%             1.23%             1.22%
Equity to assets                             6.80%             7.79%             8.04%             8.88%             9.20%
Nonperforming loans to total loans           0.29%             0.26%             0.24%             0.20%             0.24%
Net charge-offs to average loans             0.01%             0.04%             0.12%             0.00%             0.00%
Risk-Adjusted Capital Ratios:
     Tier 1                                  13.5%             14.7%             15.4%             16.8%             17.9%
     Total                                   14.4%             15.6%             16.4%             17.9%             18.9%
     Leverage Ratio                           9.5%             10.4%             10.5%             11.7%             13.4%


* Information has been adjusted to reflect the 5-for-4 stock split in the form of a 25% stock dividend paid on May 16, 2003 to shareholders of record
   April 25, 2003 and for all preceding stock splits.

** The Company computes the Efficiency Ratio including all categories of noninterest income and noninterest expense.

COMPARISON OF OPERATING RESULTS - SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

         For the six months ended June 30, 2003, the Company had net income of $1,074,000, or $.44 per share on a fully diluted basis, compared to $510,000, or $.27 per share, for the comparable six month period of 2002.

Annualized return on average assets was .90% for the six months ended June 30, 2003, compared to .70% for the same six month period in 2002, and the return on average equity was 10.93% for the first six months of 2003, compared with 8.32% for the same period a year ago.

         During 2003, the Company continued to focus on managing its net interest margin, especially in light of the rapidly changing interest rate environment in 2001 and then the sustained extremely low rate environment in 2002. In 2001, the Federal Reserve reduced interest rates 11 times, for a total reduction of 475 basis points, an unprecedented reduction both in terms of the number of, and amount of, rate changes in a 12-month period. The Federal Reserve reduced interest rates an additional 50 basis points in November 2002 and an additional 25 basis points in May 2003. These rate reductions had a direct impact in 2001 and 2002 on the rates earned on the Bank's outstanding floating or adjustable rate loans, as well as new loans, and on the rates earned on other investments. These dramatic reductions in a relatively short period continued to impact the loan and investment portfolios in 2002, as loans repriced on a delayed basis or renewed at lower interest rates, and as investment securities matured or were called, and were reinvested at lower rates. This was partially offset by continued repricing upon renewal of certificates of deposit. These rate reductions resulted in a reduction in the net interest margin, which declined from 4.56% in 2001 to 3.90% in 2002 to 3.83% in 2003. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severely declining rate environment. Although the Company continued to grow in asset size since its inception in 1998, and added its third and fourth branches in 2002, it has been able to control its operating efficiency. The Company's Efficiency Ratio decreased from 67.09% in the second quarter of 2002 to 56.99% in the second quarter of 2003. The Efficiency Ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our Efficiency Ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains or losses. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

NET INTEREST INCOME

         Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings. Unlike the larger regional or mega-banks that have significant sources of fee income, community banks, such as James Monroe Bank, rely on net interest income from traditional banking activities as the primary revenue source. Table 2 presents average balance sheets and a net interest income analysis for the six months ended June 30, 2003 and June 30, 2002. The Company did not have any tax-exempt income during any of the periods presented in Table 2.

         For the six-month period ended June 30, 2003, net interest income increased $1.5 million, or 52%, to $4.3 million from the $2.8 million for the same period in 2002, primarily as a result of increases in the volume of earning assets. Total average earning assets increased by $89.4 million, or 65%, from the six-months ended June 30, 2002 to the same period of 2003. Average loans outstanding grew by $37.6 million, or 39%, during the first half of 2003 compared to the same period in 2002, but, at the same time, the yield on such loans decreased by 62 basis points. The federal funds rate, which is the short-term liquidity yield, saw a similar decrease of 52 basis points, while the securities portfolio saw the greatest decline of 196 basis points. Many securities were called in 2002 and reinvested in lower yielding securities. Additional securities were purchased from the liquidity generated in 2003 and invested in securities at yields greater than that of the federal funds but less than the yields generated by loans.

TABLE 2

AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES

                                                       SIX MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30, 2003                JUNE 30, 2002
-------------------------------------------------------------------------------------------------------------
                                               AVERAGE                YIELD/   AVERAGE                YIELD/
                                               BALANCE    INTEREST    RATE     BALANCE      INTEREST   RATE
-------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
     Commercial                               $  39,109   $   1,243   6.41%    $  30,754   $   1,028   6.74%
     Commercial real estate                      81,955       2,889   7.11        53,310       2,091   7.91
     Consumer                                    13,472         441   6.60        12,836         471   7.40
                                              ------------------------------   -----------------------------
          Total Loans                           134,536       4,573   6.85        96,900       3,590   7.47
Mortgage loans held for sale                      1,092          25   4.62            --          --     --
Taxable securities                               72,645       1,390   3.86        24,935         720   5.82
Federal funds sold and cash equivalents          18,852         100   1.07        15,848         125   1.59
                                              ------------------------------   -----------------------------
               TOTAL EARNING ASSETS             227,125       6,088   5.41%      137,683       4,435   6.50%
Less allowance for loan losses                   (1,508)                          (1,171)
Cash and due from banks                          12,296                            8,334
Premises and equipment, net                       1,386                            1,237
Other assets                                      1,585                            1,114
                                              ---------                        ---------
               TOTAL ASSETS                   $ 240,884                        $ 147,197
                                              =========                        =========
LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest-bearing demand deposits              $   8,933   $      39   0.88%    $   5,190   $      28   1.09%
Money market deposit accounts                   105,321       1,029   1.97        52,109         681   2.64
Savings accounts                                  1,465          11   1.51         1,119          10   1.80
Time deposits                                    40,916         571   2.81        40,192         805   4.04
Trust preferred capital notes                     5,000         127   5.12         2,680          77   5.79
                                              ------------------------------   -----------------------------
               TOTAL INTEREST-BEARING
                           LIABILITIES          161,635       1,777   2.22%      101,290       1,601   3.19%
                                              ------------------------------   -----------------------------
Net Interest Income and Net Yield
on Interest-Earning Assets                                $   4,311   3.83%                $   2,834   4.15%
                                                          =================                =================

Noninterest-bearing demand
     deposits                                    58,619                           32,911
Other liabilities                                   819                              631
Stockholders' equity                             19,811                           12,365
                                              ---------                        ---------
               TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY          $ 240,884                        $ 147,197
                                              =========                        =========


         Interest expense for the first six-months of 2003 was $1.8 million compared with $1.6 million in interest expense for the first six-months of 2002. This increase is predominately a result of the growth in the volume of interest-bearing liabilities of $60.3 million. Most of the Company's interest-bearing time deposits have maturities of one year or less and therefore, when rates fall, these deposits will not immediately reprice at lower rates, becoming eligible for repricing at lower rates during the 12 months following a declining rate environment. As a result of competitive conditions in the Company's market and the sustained low rate environment the Company has not been able to reduce deposit rates at the same rate that asset yields have dropped, and as a result the net interest margin was compressed, dropping from 4.15% in 2002 to 3.83% in 2003.

         Table 3 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average assets and the changes in interest rates. As previously discussed, the table shows the increase in net interest income for the six-months ended June 30, 2003, as compared to the six-months ended June 30, 2002. Net interest income grew by $1.6 million from the increase in the volume of earning assets and interest-bearing liabilities offset by the negative effect of changes in interest rates of $95 thousand.

TABLE 3

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                         SIX-MONTHS ENDED JUNE 30
                                             2003 VS. 2002
                                  -------------------------------------
                                                   DUE TO CHANGE
                                   INCREASE          IN AVERAGE:
                                      OR       ------------------------
($ in thousands)                  (DECREASE)    VOLUME       RATE
                                  -------------------------------------
EARNING ASSETS:
Loans                              $   983     $ 1,248    $  (265)
Mortgage loans                          25          25         --
Taxable securities                     670         814       (144)
Federal funds sold                     (25)         34        (59)
                                   ------------------------------
     Total interest income           1,653       2,121       (468)


INTEREST-BEARING LIABILITIES:
Interest-bearing demand
     deposits                           11          16         (5)
Money market deposit
     accounts                          348         462       (114)
Savings deposits                         1           2         (1)
Time deposits                         (234)         15       (249)
Trust preferred capital notes           50          54         (4)
                                   ------------------------------
     Total interest expense            176         549       (373)
                                   ------------------------------
          Net Interest Income      $   494     $ 1,572    $   (95)
                                   ==============================

TABLE 4

AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                         THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                            JUNE 30, 2003                       JUNE 30, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                  AVERAGE                 YIELD/     AVERAGE                  YIELD/
                                                  BALANCE    INTEREST     RATE       BALANCE     INTEREST      RATE
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
     Commercial                                  $  40,066   $    632      6.33%    $  31,752    $     554     7.00%
     Commercial real estate                         87,049      1,531      7.05        57,984        1,103     7.63
     Consumer                                       13,632        220      6.47        11,547          228     7.92
                                                 --------------------------------   ---------------------------------
          Total Loans                              140,747      2,383      6.79       101,283        1,885     7.46
Mortgage loans                                       2,170         25      4.62            --           --       --
Taxable securities                                  75,366        692      3.68        30,741          428     5.58
Federal funds sold and cash equivalents             22,491         62      1.11        21,986           90     1.64
                                                 --------------------------------   ---------------------------------
                   TOTAL EARNING ASSETS            240,774      3,162      5.27%      154,010        2,403     6.26%
Less allowance for loan losses                      (1,586)                            (1,236)
Cash and due from banks                             13,091                              9,432
Premises and equipment, net                          1,408                              1,319
Other assets                                         1,813                              1,310
                                                 ---------                          ---------
                   TOTAL ASSETS                  $ 255,500                          $ 164,835
                                                 =========                          =========
LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                 $   9,689   $     21      0.87%    $   5,140    $      13     1.01%
Money market deposit accounts                      109,087        528      1.94        57,792          376     2.61
Savings accounts                                     1,607          6      1.50         1,179            5     1.70
Time deposits                                       41,434        283      2.74        47,733          469     3.94
Trust preferred capital notes                        5,000         63      5.05         5,000           74     5.94
                                                 --------------------------------   ---------------------------------
                   TOTAL INTEREST-BEARING
                              LIABILITIES          166,817        901     2.17%       116,844          937     3.22%
                                                 --------------------------------   ---------------------------------
Net Interest Income and Net Yield on
Interest-Earning Assets                                      $  2,261     3.77%                  $   1,466     3.82%
                                                             ====================                ====================
Noninterest-bearing demand
     deposits                                       67,480                             34,771
Other liabilities                                      807                                658
Stockholders' equity                                20,396                             12,562
                                                 ---------                          ---------
                   TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY         $ 255,500                          $ 164,835
                                                 =========                          =========

TABLE 5

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                    THREE-MONTHS ENDED JUNE 30
                                          2002 VS. 2001
                                 --------------------------------
                                                  DUE TO CHANGE
                                  INCREASE         IN AVERAGE:
                                     OR       -------------------
($ in thousands)                 (DECREASE)   VOLUME       RATE
                                 --------------------------------
EARNING ASSETS:
Loans                            $   498     $   649     $  (151)
Mortgage loans                        25          25          --
Taxable securities                   264         346         (82)
Federal funds sold                   (28)          2         (30)
                                 --------------------------------
     Total interest income           759       1,022        (263)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand
     deposits                          8           9          (1)
Money market deposit
     accounts                        152         215         (63)
Savings deposits                       1           2          (1)
Time deposits                       (186)        (57)       (129)
Trust preferred capital notes        (11)         --         (11)
                                 --------------------------------
     Total interest expense          (36)        169        (205)
                                 --------------------------------
          Net Interest Income    $   795     $   853     $   (58)
                                 ================================


SECOND QUARTER RATE/VOLUME ANALYSIS. For the second quarter of 2003, net interest income was $2.3 million compared to $1.5 million for the same quarter of 2002, which represents a $795 thousand increase or 54%. For these comparable quarters, the yield on earning assets declined from 6.26% for the second quarter of 2002 to 5.27% in the second quarter of 2003 reflecting the significant decline in interest rates that had occurred in 2002. The overall yield on loans dropped 67 basis points, the securities portfolio declined 190 basis points and the yield on Federal funds and cash equivalents declined 53 basis points reflecting the general decline in interest rates from last year to this year.

         Interest expense during these comparable quarters, second quarter 2003 versus second quarter 2002, decreased $36 thousand or 4.0%, from $937 thousand in interest expense to $901 thousand in interest expense primarily due to the decrease in interest rates on interest-bearing liabilities. The overall cost of interest-bearing liabilities decreased 105 basis points from 3.22% in 2002 to 2.17% in 2003.

         The resulting effect of the changes in interest rates between the quarters ended June 30, 2003 and 2002, and the changes in the volume and mix of earning assets and interest-bearing liabilities resulted in a 3.77% net interest margin for the second quarter of 2003 versus a 3.82% net interest margin in 2002. Market interest rates in general are approximately 54 basis points lower in the second quarter of 2003 compared with second quarter 2002 as can be seen by the difference in the yield on Federal funds sold and cash equivalents. This yield is the short-term liquidity yield which demonstrates the level at which rates have changed between the comparative quarters.

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

         The methodology established for determining an appropriate allowance for loan losses was approved by the Audit Committee and the Board of Directors. The quarterly provision is approved by the Board each quarter. The methodology is reevaluated on a quarterly basis. Subject to the possible development of a negative trend with respect to past due loans or charge offs or significant changes in economic conditions, the Company believes that it maintains an allowance that is adequate but not excessive.

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

                                              June 30, 2003            December 31, 2002           June 30, 2002
                                        -------------------------  ------------------------   ------------------------
                                                         Percent                  Percent                    Percent
                                                         Of Loans                 Of Loans                   Of Loans
                                                           In                        In                         In
($ in thousands)                          Amount         Category      Amount     Category      Amount      Category
                                        -------------------------  -------------------------  ------------------------
Construction loans                        $   45            12%      $   35          10%        $   73          6%
Commercial loans                             678            16%         765          23%           547         23%
Commercial real estate                       841            64%         504          58%           507         59%
Real estate 1-4 family residential
loans                                          4             1%           6           2%            28          2%
Home equity loans                              9             2%           8           2%            21          2%
Consumer loans                                92             5%          72           5%           107          8%
                                          ---------------------    ---------------------        ------------------
Total Loans                               $1,669           100%      $1,390         100%        $1,283        100%
                                          =====================    =====================        ==================


LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 2003, total loans were $146 million, a 38.3% increase from the $105 million in loans outstanding at June 30, 2002. Total loans at June 30, 2003, represented a 20.4% increase from the $121 million of loans at December 31, 2002. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is largely confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Virtually all of the Company's commercial real estate mortgage and development loans, which account for approximately 60.4% of the Company's total loans, relate to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. While the region experienced some decline in economic activity during 2002, the local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resorting to the property, and lends primarily with respect to owner occupied or managed properties.

         The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 7, twenty-six percent of the Company's loans are fixed rate loans. Ninety-eight percent of the Company's loans reprice or have a maturity date that falls within five-years.

         Consumer loans consist primarily of secured installment credits to individuals. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 8% of the loan portfolio at June 30, 2003, as compared to 12% at June 30, 2002.

TABLE 7

         Table 7 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at June 30, 2003. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.

                                                              JUNE 30, 2003
                                          ---------------------------------------------------------
                                                         AFTER ONE
                                           WITHIN       YEAR THROUGH       AFTER FIVE
                                          ONE YEAR       FIVE YEARS           YEARS         TOTAL
                                          ---------------------------------------------------------
                                                              ($ in thousands)
Construction loans                        $ 17,342        $     --        $     --        $ 17,342
Commercial loans                            20,702           2,728              --          23,430
Commercial real estate loans                43,667          47,650           2,703          94,020
Real estate 1-4 family residential           1,189              62              --           1,251
Home equity loans                            2,935              --              --           2,935
Consumer loans                               4,938           1,578              68           6,584
Overdrafts                                     125              --              --        $    125
                                          --------------------------------------------------------
                                          $ 90,898        $ 52,018        $  2,771        $145,687
                                          ========================================================


                                                         AFTER ONE
                                           WITHIN       YEAR THROUGH       AFTER FIVE
                                          ONE YEAR       FIVE YEARS           YEARS        TOTAL
                                          ---------------------------------------------------------
                                                              ($ in thousands)

Fixed Rate                                $ 17,285       $  17,342        $  2,771        $  37,398
Variable/Adjustable Rate                    73,613          34,676              --          108,289
                                          ---------------------------------------------------------
                    Total                 $ 90,898       $  52,018        $  2,771        $ 145,687
                                          =========================================================



INVESTMENT SECURITIES

         The carrying value (fair value) of the Company's securities portfolio increased $5.5 million to $81.6 million at June 30, 2003 from $76.1 million at December 31, 2002. The Company currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. In general, our investment philosophy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five to six years or less in the case of fixed rate securities. In the case of mortgage-backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five to six years or less. Mortgage-backed securities with a maturity of ten years or more are either adjustable rate securities or the expected life of the mortgage pool is generally no more than five or six years. To the extent possible the Company attempts to "ladder" the one time call dates for all its securities.

TABLE 8

The following table provides information regarding the composition of our investment portfolio at the dates indicated.


                                          AT JUNE 30, 2003              AT JUNE 30, 2002
                                       -----------------------      -----------------------
($ in thousands)                                    Percent of                   Percent of
                                       Balance      Portfolio       Balance      Portfolio
                                       -------     -----------      -------      ----------
AVAILABLE-FOR-SALE
(AT ESTIMATED MARKET VALUE):
     U.S. Agency                       $47,922        58.7%         $14,209         30.6%
     Mortgage-backed securities         14,598        18.0           22,494         48.4
     Adjustable rate mortgage-           4,852         5.9            1,929          4.2
     backed securities
     Corporate bonds                    13,367        16.4            7,364         15.8
     Restricted stock                      841         1.0              509          1.0
                                       -------       -----          -------       -----
                      TOTAL            $81,580       100.0%         $46,505       100.0%
                                       =======       =====          =======       =====


TABLE 9

The following table provides information regarding the composition of our investment portfolio at market value at June 30, 2003.


MATURITY OF SECURITIES AT JUNE 30, 2003

                                                    YEARS TO MARTURITY
                                        WITHIN          OVER 1 YEAR        OVER 5 YEARS           OVER
        ($ IN THOUSANDS)                1 YEAR        THROUGH 5 YEARS    THROUGH 10 YEARS       10 YEARS            TOTAL
-------------------------------------------------------------------------------------------------------------------------------
                                     AMOUNT   YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT   YIELD     AMOUNT    YIELD
-------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AVAILABLE-FOR-SALE:
U.S. Agency                        $     --     --    $ 44,352   2.74%   $  3,570   3.73%   $     --     --    $ 47,922   2.82%
Mortgage-backed securities               35   8.77%      1,612   4.27%      1,255   4.38%     11,696   5.34%   $ 14,598   5.15%
Adjustable Rate Mortgage-backed
  securities                             --     --          --     --          --     --       4,852   4.70%   $  4,852   4.70%
Corporate bonds                          --     --       9,201   2.95%      2,342   3.23%      1,824   6.87%   $ 13,387   3.54%
Restricted stock                         --                 --     --                 --         841   2.58%        841   2.58%
                                   --------           --------           --------           --------           --------
    TOTAL DEBT SECURITIES
      AVAILABLE-FOR-SALE           $     35   8.77%   $ 55,165   2.82%   $  7,167   3.68%   $ 19,213   5.20%   $ 81,580   3.46%
                                   ========           ========           ========           ========           ========



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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At June 30, 2003, our Basic Surplus ratios (net access to cash and secured borrowings) as a percentage of total assets were approximately 15%, compared to the present internal minimum guideline range of 5-10%.

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

         At June 30, 2003, the Company is asset sensitive in the short term and then becomes slightly liability sensitive. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50 bp up and 50 bp down increments, but not below zero. At June 30, 2003, the following 12-month impact on net interest income is estimated to range from a positive impact of 7.2% to a negative impact of (5.5)% for the multiple scenarios, which remains within internal policy guidelines. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         Since the inception of the Company in 1998, it has generated more deposit growth than it has been able to deploy into loans. The excess liquidity has been invested in various types of securities the selection of which has been determined by expected loan growth and the results of the quarterly interest rate risk management process. Significant liquidity has been generated especially in 2003 as a result of achieving growth in a number of niche deposit generating types of customers. Given the lowest rate environment in nearly 50 years, the Company expects further declines to be either minimal or no greater than 50 basis points. As a result, the investment strategy has been to invest the liquidity into securities that have short maturities or one-time call dates of 18 months or less and to ladder such investments to the extent possible in expectation that rates are far more likely to rise in the future than to decline.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of June 30, 2003. Clearly the Company is positioned to substantially improve earnings if and when rates rise. With respect to further reductions in rates (Declining Rate and Ramp Down scenarios), the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 200 basis point decline is realistic given the already extremely low interest rates. Thus management believes the exposure to future changes in interest rates would not have a material negative effect on the results of operations.

                Static Rates                                     -0-%
                Most Likely Rates                                 .5%
                Ramp Up 100bp- 12 months                         4.8%
                Ramp Up 200bp- 12 months                         7.1%
                Ramp Down 100bp- 12 months                     (2.1)%
                Ramp Down 200bp- 12 months                     (5.5)%
                Rising Rate Scenario                             7.2%
                Declining Rate Scenario                        (2.6)%

NONINTEREST INCOME AND EXPENSE

         Noninterest income consists primarily of services charges on deposit accounts and fees and other charges for banking services. Noninterest expense consists primarily of salary and benefit costs and occupancy and equipment expense.

         The following table shows the detail of noninterest income for the six-month periods ended June 30, 2003 and 2002.

TABLE 10
                                     Three-Months Ended   Six-Months Ended
                                          June 30,            June 30,
                                     ------------------   ----------------
($ in thousands)                        2003    2002       2003    2002
                                        ----    ----       ----    ----
Service charges on deposit accounts     $ 80    $ 60       $155    $134
Cash management fees                      27      33         53      64
Other fee income                          47      30         80      54
Gain on sale of mortgage loans            85      --         85      --
Gain on sale of securities                41      --         56      16
                                        ----    ----       ----    ----
                  Noninterest Income    $280    $123       $429    $268
                                        ====    ====       ====    ====

         The increase in noninterest income for the three and six months ended June 30, 2003 as compared to the same periods in 2002, is the result of the continued growth of the Company and the expansion of products and services resulting in fee income, such as the increase in service charges on deposit accounts. Cash management fees have declined primarily due to commercial customers not utilizing the product during this sustained extremely low interest rate environment.

TABLE 11

 The categories of noninterest expense that exceed 1% of operating revenue are as follows:

                                     Three-Months Ended   Six-Months Ended
                                          June 30,            June 30,
                                     ------------------   ----------------
($ in thousands)                        2003      2002      2003      2002
                                       ------    ------    ------    ------
Salaries and benefits                  $  747    $  563    $1,437    $1,076
Occupancy cost, net                       148       130       303       256
Equipment expense                         104        70       200       127
Professional fees                         124        31       204        60
Data processing costs                      98        85       197       173
Postage and supplies                       29        23        65        69
Advertising and public relations           15        31        46        69
Courier and express services               30        25        59        48
State franchise tax                        50        30        93        60
Other                                     103        78       184       134
                                       ------    ------    ------    ------
                Noninterest Expense    $1,448    $1,066    $2,788    $2,072
                                       ======    ======    ======    ======

         Noninterest expense increased $716 thousand or 35% from $2.1 million to $2.8 million for the first six-months of 2003, compared to the same period in 2002. The increase in salary and benefit expense of $361 thousand is primarily the result of staff merit increases for 2003 and the additional staff for the mortgage office opened in early 2003. The growth in the size of the Company also required adding additional personnel in the main office to support the volume of business.

         The occupancy cost increase of $47 thousand for the first half of 2003 compared with the previous year was due to annualized rent increases and the additional branches, including the mortgage office. Equipment costs increased a modest $73 thousand for the same comparative periods due to additional equipment required and software enhancements plus equipment for the additional branches. With respect to the increases in data processing, the increase is due to the increase in the volume of accounts and business transactions processed in 2003 versus 2002. The increase in the state franchise tax is due to the increased capital of the Bank from earnings retention and the capital infusion to the bank in 2003. Other expenses are up $50 thousand quarter to quarter primarily due to the growth of the Bank and increased volume of banking activities

DEPOSITS AND OTHER BORROWINGS

         The principal sources of funds for the Bank are core deposits (demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit) from the local market areas surrounding the Bank's offices. The Bank's deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low-cost source of funding.

TABLE 12

The following table reflects deposits by category for the periods indicated.

                                                               THREE MONTHS ENDED JUNE 30,
                                                       -------------------------------------------
                                                                2003                   2002
                                                       -------------------------------------------
($ in thousands)                                         Average    Average    Average     Average
                                                         Balance      Rate     Balance       Rate
                                                       ------------------------  -----------------
Deposits
    Noninterest-bearing demand                          $ 67,480       --%    $ 34,771        --%
    Interest-bearing demand                                9,689     0.87        5,140      1.01
    Money Market                                         109,087     1.94       57,792      2.61
    Savings                                                1,607     1.50        1,179      1.70
    Certificates of deposit of $100,000 or more           26,962     2.75       27,317      3.91
    Other time                                            14,472     2.72       20,416      3.99
                                                        -----------------     ------------------
Total Deposits                                          $229,297     1.47%    $146,615      2.36%
                                                        =================     ==================


TABLE 13

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities as of June 30, 2003.

                                                 3 MONTHS       4 TO 6        7 TO 12       OVER 12
                                                 OR LESS        MONTHS        MONTHS        MONTHS         TOTAL
                                                -----------   -----------   -----------   -----------   -----------
($ in thousands)
Certificates of deposit less than $100,000        $ 3,968       $ 3,141       $ 5,257       $ 2,356       $14,722
Certificates of deposit of $100,000 or more       $ 6,565       $ 5,786       $ 9,021       $ 4,042       $25,414
                                                  -------       -------       -------       -------       -------
                                                  $10,533       $ 8,927       $14,278       $ 6,398       $40,136
                                                  =======       =======       =======       =======       =======

CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At June 30, 2003, stockholders' equity increased $2.7 million from the $17.5 million in equity at June 30, 2002 primarily as a result of the $2.1 million increase in retained earnings and the $1 million increase in unrealized gains on securities available for sale, and offset by a decrease in capital surplus.

Capital Requirement. A comparison of the Company's and the Bank's regulatory capital at June 30, 2003, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 14

                                                           Minimum             Minimum To Be
                                         Actual           Guidelines         "Well Capitalized"
                                    -----------------  -----------------   -----------------------
Total Risk-Based Capital
     Company                             14.4%               8.0%                   N/A
     Bank                                11.8%               8.0%                  10.0%

Tier 1 Risk-Based Capital
     Company                             13.5%               4.0%                   N/A
     Bank                                13.4%               4.0%                   6.0%

Tier 1 Leverage Ratio
     Company                              9.5%               4.0%                   N/A
     Bank                                 7.8%               4.0%                   5.0%



ITEM. 3  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Operating and Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Operating and Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security

         On April 30, 2003, the annual meeting of shareholders of the Company was held for the purpose of electing twelve (12) directors to serve until the next annual meeting and until their successors are duly elected and qualified. The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.

------------------------------------------------------------------------------------------------------------
Name                                   For              Against/Withheld    Abstentions    Broker Non-votes
------------------------------------------------------------------------------------------------------------
Fred A. Burroughs, III              1,230,354                 1,050              --              --
------------------------------------------------------------------------------------------------------------
Dr. Terry L. Collins                1,230,354                 1,050              --              --
------------------------------------------------------------------------------------------------------------
Norman P. Horn                      1,230,354                 1,050              --              --
------------------------------------------------------------------------------------------------------------
Dr. David C. Karlgaard              1,230,354                 1,050              --              --
------------------------------------------------------------------------------------------------------------
Richard I. Linhart                  1,228,854                 2,550              --              --
------------------------------------------------------------------------------------------------------------
Richard C. Litman                   1,230,354                 1,050              --              --
------------------------------------------------------------------------------------------------------------
John R. Maxwell                     1,230,354                 1,050              --              --
------------------------------------------------------------------------------------------------------------
Dr. Alvin E. Nashman                1,230,167                 1,237              --              --
------------------------------------------------------------------------------------------------------------
Helen L. Newman                     1,230,354                 1,050              --              --
------------------------------------------------------------------------------------------------------------
Thomas L. Patterson                 1,230,354                 1,050              --              --
------------------------------------------------------------------------------------------------------------
David W. Pijor                      1,230,354                 1,050              --              --
------------------------------------------------------------------------------------------------------------
Russell E. Sherman                  1,191,420                 8,737              --              --
------------------------------------------------------------------------------------------------------------



Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

Number     Description
------     -----------

3(a)       Articles of Incorporation of James Monroe Bancorp, as amended (1)

3(b)       Bylaws of James Monroe Bancorp (2)

4(a) Indenture, dated as of March 26, 2002 between James Monroe Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (3)

4(b) Amended and Restated Declaration of Trust, dated as of March 26, 2002 among James Monroe Bancorp, Inc., State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, and John R. Maxwell, David W. Pijor and Richard I. Linhart as Administrators (3)

4(c) Guarantee Agreement dated as of March 26, 2002, between James Monroe Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (3)

4(d) Indenture, dated as of July 31, 2003 between James Monroe Bancorp, Inc. and U.S. Bank, National Association, as trustee (3)

4(e) Amended and Restated Declaration of Trust, dated as of July 31, 2003 among James Monroe Bancorp, Inc., U.S. Bank, National Association, as Institutional Trustee, and John R. Maxwell, David W. Pijor and Richard I. Linhart as Administrators (3)

4(f) Guarantee Agreement dated as of July 31, 2003, between James Monroe Bancorp, Inc. and U.S. Bank, National Association, as trustee (3)

10(a)      Employment contract between James Monroe Bancorp and John R.
           Maxwell(4)

10(b)      Employment contract between James Monroe Bancorp and Richard I.
           Linhart(4)

10(c)      James Monroe Bancorp1998 Management Incentive Stock Option Plan (5)

10(d)      James Monroe Bancorp 2000 Director's Stock Option Plan (6)

10(e)      James Monroe Bancorp, Inc. 2003 Equity Compensation Plan (7)

11         Statement re: Computation of Per Share Earnings

Please refer to Note 2 to the financial statements included in this report.

21         Subsidiaries of the Registrant

31(a)      Certification of Chief Executive Officer

31(b)      Certification of Chief Financial Officer

32(c)      Certification of Chief Executive Officer

32(d)      Certification of Chief Financial Officer

--------------------------
     (1) Incorporated by reference to exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

     (7) Incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(b) Reports on Form 8-K

On April 11, 2003, James Monroe Bancorp, Inc. filed a Current Report on Form 8-K, under Items, 5, 9 and 12 thereof, announcing earnings for the first quarter of 2003, and a five for four stock split in respect of its common stock in the form of a 25% stock dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 6, 2003              BY: /s/John R. Maxwell
                                         -------------------------------------
                                            John R. Maxwell, President &
                                            Chief Executive Officer


Date:    August 6, 2003              BY:  /s/ Richard I. Linhart
                                          -----------------------------------
                                              Richard I. Linhart, Executive Vice
                                              President & Chief Operating and
                                              Financial Officer