Form 10QSB
period 2003-09-30
MONROE JAMES BANCORP INC
filed 2003-11-13
CIK 1114868

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 2003.

            Common stock, $1 par value--2,333,642 shares outstanding

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

          Item. 1. Financial Statements

                   Consolidated Balance Sheets at September 30, 2003,
                      December 31, 2002, and September 30, 2002                3
                   Consolidated Income Statements for the three months
                       and nine months ended September 30, 2003 and 2002       4
                   Consolidated Statements of Changes in Stockholders'
                      Equity for the nine months ended September 30,
                      2003 and 2002                                            5
                   Consolidated Statements of Cash Flows for the nine
                      months ended September 30, 2003 and 2002                 6

                   Notes to Interim Consolidated Financial Statements          7

          Item 2.  Management's Discussion and Analysis or Plan
                   of Operation                                               13

          Item 3   Controls and Procedures                                    28


Part II.  Other Information

          Item 1.  Legal Proceedings                                          28

          Item 2.  Changes in Securities                                      28

          Item 3.  Defaults Upon Senior Securities                            28

          Item 4.  Submission of Matters to a Vote of Security Holders        28

          Item 5.  Other Information                                          28

          Item 6.  Exhibits and Reports on Form 8-K                           28

PART 1.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                                                     (Unaudited)     (Audited)   (Unaudited)
                                                                     SEPTEMBER 30,  DECEMBER 31, SEPTEMBER 30,
                                                                         2003           2002         2002
                                                                       --------       --------     --------
        ASSETS
Cash and due from banks                                                $ 14,282       $ 11,051     $ 17,432
Interest-bearing deposits in banks                                          266            655          406
Federal funds sold                                                       12,581         28,826       10,853
Securities available-for-sale at fair value                             105,292         76,063       58,990
Mortgage loans held-for-sale                                                808             --           --
Loans, net of allowance for loan losses of $1,765 at September 30,
 2003, $1,390 at December 31, 2002, and $1,414 at September 30, 2002    152,247        119,657      113,889
Bank premises and equipment, net                                          1,390          1,333        1,340
Accrued interest receivable                                               1,250            916          862
Other assets                                                                798            292          316
                                                                       --------       --------     --------
                                                                       $288,914       $238,793     $204,088
                                                                       ========       ========     ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits:
 Noninterest-bearing deposits                                          $ 80,982       $ 66,729       $ 56,543
 Interest-bearing deposits                                              177,545        147,141        123,795
                                                                       --------       --------       --------
   Total deposits                                                       258,527        213,870        180,338

    Trust preferred capital notes                                         9,000          5,000          5,000

 Accrued interest payable and other liabilities                             692            728            621
                                                                       --------       --------       --------
    Total liabilities                                                   268,219        219,598        185,959
                                                                       --------       --------       --------

STOCKHOLDERS' EQUITY

 Common stock, $1 par value; authorized 5,000,000 shares;
  issued and outstanding 2,333,642 at September 30, 2003,
  1,840,677 at December 31, 2002, and 1,839,564
  at September 30, 2002                                                   2,334          1,841          1,840
 Capital surplus                                                         13,215         13,354         13,342
 Retained earnings                                                        4,698          2,894          2,233
 Accumulated other comprehensive income                                     448          1,106            714
                                                                       --------       --------       --------
   Total stockholders' equity                                            20,695         19,195         18,129
                                                                       --------       --------       --------
                                                                       $288,914       $238,793       $204,088
                                                                       ========       ========       ========

See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)


                                                       (Unaudited)                    (Unaudited)
                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                               ----------------------------    -----------------------------
                                               SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                   2003           2002             2003            2002
                                                  ------         ------            ------         ------
INTEREST INCOME:
 Loans, including fees                            $2,500         $2,041            $7,073         $5,632
 Mortgage loans held for sale                         27             --                52             --
 Securities, taxable                                 786            628             2,176          1,347
 Federal funds sold                                   58             71               157            187
 Other interest income                                --              1                 1             11
                                                  ------         ------            ------         ------
   Total interest income                           3,371          2,741             9,459          7,177
                                                  ------         ------            ------         ------
INTEREST EXPENSE:
   Deposits                                          786            955             2,436          2,479
   Borrowed funds                                     90             71               217            148
                                                  ------         ------            ------         ------
   Total interest expense                            876          1,026             2,653          2,627
                                                  ------         ------            ------         ------
   Net interest income                             2,495          1,715             6,806          4,550

PROVISION FOR LOAN LOSSES                            123            134               472            386
                                                  ------         ------            ------         ------
      Net interest income after provision for
      loan losses                                  2,372          1,581             6,334          4,164
                                                  ------         ------            ------         ------
NONINTEREST INCOME:
 Service charges and fees                             66             66               221            200
 Other                                                85             68               218            187
 Gain on sale of securities                          101             --               157             16
 Gain on sale of mortgages held-for-sale             106             --               191             --
                                                  ------         ------            ------         ------
   Total noninterest income                          358            134               787            403
                                                  ------         ------            ------         ------
NONINTEREST EXPENSES:
 Salaries and wages                                  723            487             1,951          1,406
 Employee benefits                                   240             78               449            235
 Occupancy expenses                                  149            143               452            398
 Equipment expenses                                  106             81               306            208
 Other operating expenses                            390            345             1,238            959
                                                  ------         ------            ------         ------
                                                   1,608          1,134             4,396          3,206
                                                  ------         ------            ------         ------
   Income before income taxes                      1,122            581             2,725          1,361

PROVISION FOR INCOME TAXES                           387            199               916            469
                                                  ------         ------            ------         ------
   Net income                                     $  735         $  382            $1,809         $  892
                                                  ======         ======            ======         ======
EARNINGS PER SHARE-BASIC                          $ 0.31         $ 0.17            $ 0.78         $ 0.45
                                                  ======         ======            ======         ======
EARNINGS PER SHARE-DILUTED                        $ 0.29         $ 0.16            $ 0.73         $ 0.43
                                                  ======         ======            ======         ======

See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2003 and 2002
                                ($ in thousands)
                                   (Unaudited)

                                                                         ACCUMULATED
                                                                            OTHER
                                                                           COMPRE-     COMPRE-        TOTAL
                                          COMMON    CAPITAL     RETAINED   HENSIVE     HENSIVE    STOCKHOLDERS'
                                          STOCK     SURPLUS     EARNINGS    INCOME     INCOME        EQUITY
                                         --------   --------    --------   --------   ---------     --------
BALANCE, JANUARY 1, 2002                 $    960   $  9,522    $  1,341   $    144                 $ 11,967
 Comprehensive income:
 Net income                                                          892              $    892           892
 Net change in unrealized gains
  on available for sale securities,
  net of deferred taxes of $294                                                 570        570           570
                                                                                      --------
    Total comprehensive income                                                        $  1,462
                                                                                      ========
    Exercise of stock options                   6         48                                              54
    Proceeds from sale of common stock        261      4,385                                           4,646
    Effect of 3 for 2 stock split             613       (613)                                             --
                                         --------   --------    --------   --------                 --------
BALANCE, SEPTEMBER 30, 2002              $  1,840   $ 13,342    $  2,233   $    714                 $ 18,129
                                         ========   ========    ========   ========                 ========


                                                                         ACCUMULATED
                                                                            OTHER
                                                                           COMPRE-     COMPRE-        TOTAL
                                          COMMON    CAPITAL     RETAINED   HENSIVE     HENSIVE    STOCKHOLDERS'
                                          STOCK     SURPLUS     EARNINGS    INCOME     INCOME        EQUITY
                                         --------   --------    --------   --------   ---------     --------
BALANCE, JANUARY 1, 2003                 $  1,841   $ 13,354    $  2,894      1,106                 $ 19,195
 Comprehensive income:
 Net income                                                        1,809              $  1,809         1,809
 Net change in unrealized gains
  on available for sale securities,
  net of deferred taxes of $339                                                (658)      (658)         (658)
                                                                                      --------
 Total comprehensive income                                                           $  1,151
                                                                                      ========
    Proceeds from sale of common stock          2         64                                              66
    Effect of 5-for-4 stock split             460       (460)                                             --
   Exercise of stock options                   31        257                                             288
   Cash paid in lieu of fractional shares                             (5)                                 (5)
                                         --------   --------    --------   --------                 --------
BALANCE, SEPTEMBER 30, 2003              $  2,334   $ 13,215    $  4,698   $    448                 $ 20,695
                                         ========   ========    ========   ========                 ========

See notes to interim consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                         (Unaudited)
                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ----------------------------------
                                                                                       2003         2002
                                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                          $  1,809    $    892
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                           237         180
  Provision for loan losses                                                               472         386
  Gain on sale of securities                                                             (157)        (16)
  Gain on sale of mortgage loans held-for-sale                                           (191)         --
  Origination of mortgage loans held-for-sale                                         (34,556)         --
  Proceeds from sale of mortgage loans held-for-sale                                   33,939          --
  Increase in accrued interest receivable                                                (334)       (231)
  Amortization of bond premium                                                            334         116
  Accretion of bond discount                                                              (58)        (32)
  Decrease/(increase) in other assets                                                     167        (304)
  (Decrease)/increase in accrued interest and other liabilities                           (36)        189
                                                                                     --------    --------
   Net cash provided by operating activities                                         $  1,292    $  1,180
                                                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities available for sale                                          $(94,557)   $(47,816)
 Proceeds from calls and maturities of securities available for sale                   15,646      11,741
 Proceeds from sales of securities available for sale                                  48,566          --
 Purchases of premises and equipment                                                     (294)       (513)
 Decrease in Federal funds sold and interest-bearing deposits                          16,634         245
 Net increase in loans                                                                (33,062)    (29,166)
                                                                                     --------    --------
   Net cash used in investing activities                                             $(47,067)   $(65,509)
                                                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, savings deposits and money market accounts         $ 39,069    $ 56,338
 Net increase in time deposits                                                          5,588       9,741
 Proceeds from issuance of common stock                                                   354       4,700
 Issuance of trust preferred capital notes                                              4,000       5,000
 Cash paid in lieu of fractional shares                                                    (5)         --
                                                                                     --------    --------
   Net cash provided by financing activities                                         $ 49,006    $ 75,779
                                                                                     --------    --------
   Increase in cash and due from banks                                               $  3,231    $ 11,450

CASH AND DUE FROM BANKS
 Beginning                                                                             11,051       5,982
                                                                                     --------    --------
 Ending                                                                              $ 14,282    $ 17,432
                                                                                     ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
  Interest paid                                                                      $  2,699    $  2,627
                                                                                     ========    ========
  Income taxes paid                                                                  $    966    $    562
                                                                                     ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   Unrealized (loss)gain on securities available for sale                            $   (997)   $    714
                                                                                     ========    ========

                   JAMES MONROE BANCORP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole operating subsidiary. James Monroe Bank commenced banking operations on June 8, 1998. As of September 30, 2003 the Company operated the main office in Arlington, Virginia, one branch in Annandale, Virginia, one branch and a drive-up facility in Leesburg, Virginia, and one branch in Fairfax City, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002.

Stock Compensation Plans. At September 30, 2003, the Company had a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPT 30,                    SEPT 30,
                                             ------------------          ---------------------
                                             2003         2002           2003            2002
                                             ----         ----           ----            ----
($ in thousands, except per share data)

Net income, as reported                      $735         $382         $ 1,809         $   892

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards            (177)         (19)           (195)            (57)
                                             ----         ----         -------         -------
Pro forma net income                         $558         $363         $ 1,614         $   835
                                             ====         ====         =======         =======
Earnings per share:

     Basic- as reported                      0.31         0.17            0.78            0.45
                                             ====         ====         =======         =======
     Basic- pro forma                        0.24         0.16            0.70            0.42
                                             ====         ====         =======         =======
     Diluted- as reported                    0.29         0.16            0.73            0.43
                                             ====         ====         =======         =======
     Diluted- pro forma                      0.22         0.15            0.65            0.40
                                             ====         ====         =======         =======

NOTE 2--

Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002.

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       SEPTEMBER 30                     SEPTEMBER 30
                                               -----------------------------    ---------------------------
                                                   2003           2002              2003            2002
                                               ----------        ----------       ---------      ----------
($ in thousands, except
per share data)

Net Income                                     $      735        $      382       $   1,809      $      908
                                               ==========        ==========       =========      ==========

Weighted average shares outstanding--basic      2,333,183         2,299,455       2,311,925       1,972,843
Common share equivalents for stock options        159,028           106,385         161,769         100,797
                                               ----------        ----------       ---------      ----------
Weighted average shares outstanding--diluted    2,492,211         2,405,840       2,473,694       2,073,640
                                               ==========        ==========       =========      ==========

Earnings per share-basic                       $     0.31        $     0.17       $    0.78      $     0.45
                                               ==========        ==========       =========      ==========
Earnings per share-diluted                     $     0.29        $     0.16       $    0.73      $     0.43
                                               ==========        ==========       =========      ==========

NOTE 3--

Securities available-for-sale. Securities available-for-sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in shareholders' equity as a component of "accumulated other comprehensive income." Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available-for-sale at September 30, 2003, December 31, 2002, and September 30, 2002, are summarized in the tables that follow. The Company classifies all securities as available-for-sale.

                                                  September 30, 2003
                                     ------------------------------------------------
                                                   Gross        Gross       Estimated
                                     Amortized  Unrealized    Unrealized      Market
($ in thousands)                        Cost       Gains        Losses        Value
                                     ---------   ---------    ---------    ----------
U.S. Government and federal agency   $  68,349   $     416    $    (325)   $   68,440
Mortgage-backed securities              24,465         235         (125)       24,575
Corporate notes                         10,899         477           --        11,376
Restricted stock                           901          --           --           901
                                     ---------   ---------    ---------    ----------
                                     $ 104,614   $   1,128    $    (450)   $  105,292
                                     =========   =========    =========    ==========
                                                   December 31, 2002
                                     ------------------------------------------------
                                                   Gross        Gross       Estimated
                                     Amortized  Unrealized    Unrealized      Market
($ in thousands)                        Cost       Gains        Losses        Value
                                     --------    --------     --------     ---------
U.S. Government and federal agency   $ 35,013    $    285     $     --     $  35,298
Mortgage-backed securities             26,606         571          (64)       27,113
Corporate notes                        12,139         884           --        13,023
Restricted stock                          629          --           --           629
                                     --------    --------     --------     ---------
                                     $ 74,387    $  1,740     $    (64)    $  76,063
                                     ========    ========     ========     =========


                                                            September 30, 2002
                                    ------------------------------------------------------------------
                                                          Gross            Gross           Estimated
                                      Amortized        Unrealized        Unrealized         Market
($ in thousands)                         Cost             Gains            Losses            Value
                                    --------------    -------------    --------------    -------------
U.S. Government and federal agency     $ 24,073         $    230          $     --          $ 24,303
Mortgage-backed securities               26,064              490               (18)           26,536
Corporate notes                           7,142              393               (13)            7,522
Restricted stock                            629               --                --               629
                                       --------         --------          --------          --------
                                       $ 57,908         $  1,113          $    (31)         $ 58,990
                                       ========         ========          ========          ========

NOTE 4--

Loans. Major classifications of loans at September 30, 2003, December 31, 2002, and September 30, 2002 are summarized in the following table.


                                                 September 30,        December 31,      September 30,
($ in thousands)                                     2003                2002               2002
                                                ---------------    ----------------   ----------------

Construction loans                               $  15,522             $  12,160          $  10,861
Commercial loans                                    25,160                27,862             25,702
Real estate-Commercial                             101,401                70,318             67,972
Real estate-1-4 family residential                   1,720                 2,069              2,701
Home equity loans                                    3,145                 2,390              2,879
Consumer loans                                       6,852                 6,088              5,069
Overdrafts                                             212                   160                119
                                                 ---------             ---------          ---------
                                                   154,012               121,047            115,303
Less allowance for loan losses                      (1,765)               (1,390)            (1,414)
                                                 ---------             ---------          ---------
Net Loans                                        $ 152,247             $ 119,657          $ 113,889
                                                 =========             =========          =========


Changes in the allowance for loan losses are summarized as follows:

                               Nine months                      Nine months
                                  Ended         For the Year        Ended
                              September 30,    Ended December   September 30,
($ in thousands)                   2003           31, 2002          2002
                              -------------    --------------   -------------
Balance at beginning of year     $ 1,390          $ 1,030          $ 1,030
Charge-offs:
     Commercial                       71              122
     Consumer                         41                4                5
Recoveries                           (15)              (3)              (3)
                                 -------          -------          -------
     Net charge-offs                  97              123                2

Provision for loan losses            472              483              386
                                 -------          -------          -------
Balance at end of period         $ 1,765          $ 1,390          $ 1,414
                                 =======          =======          =======


The following table presents the amounts of nonperforming assets at the dates indicated.



                                                  September 30,    December 31,    September 30,
($ in thousands)                                      2003             2002            2002
                                                    --------         --------        --------
Nonaccrual loans excluded from impaired loans:
   Commercial                                       $    376         $     22        $    363
   Consumer                                               31               34              --
Accruing loans- past due 90-days or more
   Commercial                                             --               --              41
Impaired loans:
   Commercial                                             --              240              --
                                                    --------         --------        --------
     Total nonperforming assets                     $    407         $    296        $    404
                                                    ========         ========        ========

NOTE 5--

Deposits. Interest-bearing deposits consist of the following:


                                                  September 30,    December 31,    September 30,
($ in thousands)                                      2003             2002            2002
                                                    --------         --------        --------
NOW accounts                                        $ 12,254         $  7,490        $  6,773
Savings accounts                                       2,253            1,290           1,534
Money market accounts                                119,129          100,040          76,159
Certificates of deposit under $100,000                13,271           12,272          13,819
Certificates of deposit $100,000 and over             28,926           24,315          23,768
Individual retirement accounts                         1,712            1,734           1,742
                                                    --------         --------        --------
                                                    $177,545         $147,141        $123,795
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

On July 16, 2003, James Monroe Statutory Trust II, a newly formed subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, due 2033, which are its sole assets. The Company owns all of the Trust's outstanding common securities. On July 31, 2003, $4 million of the Trust's preferred securities were issued in a private placement transaction. The securities bear interest at a rate equal to three month Libor plus 310 basis points, initially 4.21%, subject to a cap of 12% prior to July 31, 2003. The securities have a maturity date of July 31, 2033, and are subject to optional call provisions beginning July 31, 2008.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion not considered as Tier 1 capital will be included in Tier 2 capital. At September 30, 2003, $6,749,000 of the trust preferred securities qualified as Tier 1 capital.

The Company and each Trust believe that, taken together, the Company's obligations under each series of the junior subordinated debentures, the Indentures, the Trust declarations and the Guarantees entered into in connection with the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the Trusts' respective obligations with respect to such Trust's trust preferred securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related trust preferred securities.


NOTE 7--

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Corporation's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Corporation's consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

         This Management's Discussion and Analysis reviews the financial condition and results of operations of James Monroe Bancorp, Inc. and its subsidiaries as of and for the three and nine months ended September 30, 2003 and 2002. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

         There were no changes to the Company's critical accounting policies in the third quarter of 2003. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

Allowance for Loan Losses. The Company has developed a methodology to determine, on a quarterly basis, an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectibility of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition, and specific loss estimates for loans considered substandard or doubtful. All commercial and commercial real estate loans that exhibit probable or observed credit weaknesses are subject to individual review. If necessary, reserves would be allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present loan interest rate, or fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers the Company's and other peer banks' loss experience ratios, delinquency trends, economic conditions, and portfolio composition is applied to the total of commercial and commercial real estate loans not specifically evaluated. A percentage of this composite allowance factor is also applied to the aggregate of unused commercial lines of credit which the Company has an obligation to honor but where the borrower has not elected to draw on their lines of credit.

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

FINANCIAL OVERVIEW

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2002 ARE:
-----------------------------------------------

     o    Assets grew $50.1 million (21%).
     o    Loans grew $32.6 million (27%).
     o    Deposits grew $44.7 million (21%).
     o After interest rates dropped 50 basis points in November 2002, and another 25 basis points in May 2003, our net interest margin decreased to 3.90% by the end of the fourth quarter of 2002 and has decreased further to 3.65% in the third quarter of 2003. The sustained low interest rate environment coupled with the significant liquidity generated by the Company in 2003 has caused compression in the net interest margin from the 3.75% for the third quarter, 2002.
     o The Company raised $4 million of additional capital through the issuance of trust preferred securities by a subsidiary. The trust preferred securities reflect interests in 30-year junior subordinated debentures of the Company, with interest floating on a quarterly basis and a cap on the rate in the first five years of 12%. The initial interest rate in the first quarter was 4.21% and the current rate is 4.24%.
     o Asset quality remains strong with $97 thousand in net charge offs in the first three quarters of 2003, $407 thousand on nonaccrual status and no loans over 90-days past-due and not accruing interest.

BALANCE SHEET

         Total assets increased to $288.9 million at September 30, 2003, an increase of $50.1 million from December 31, 2002, and an increase of $84.8 million from September 30, 2002. The increase in assets since December 31, 2002 resulted from the Company's emphasis on deposit generation as much as loan generation. During the nine months ended September 30, 2003, deposits increased $44.7 million over December 31, 2002, with noninterest-bearing deposits increasing $14.3 million, and interest-bearing deposits increasing $30.4 million. With the growth in deposits, the Company was able to fund $32.6 million net increase in loans, add $29.2 million to the securities portfolio, and decrease the Company's short-term liquidity (Federal funds sold and interest-bearing deposits) position by $16.6 million.

TABLE 1
QUARTERLY RESULTS OF OPERATIONS


                                                               2003                                    2002
                                         -----------------------------------------------    ----------------------------
(IN THOUSANDS EXCEPT SHARE DATA)             THIRD            SECOND          FIRST            FOURTH          THIRD
                                         --------------    -------------   -------------    -------------   ------------
RESULTS OF OPERATIONS:
Net interest income                       $    2,495       $    2,261      $    2,050      $    1,932      $    1,715
Provision for loan losses                        123              171             178              98             134
Other income                                     358              280             149             358             134
Noninterest expense                            1,608            1,448           1,340           1,188           1,134
Income before taxes                            1,122              922             681           1,004             581
Net income                                       735              610             464             661             382

PER SHARE DATA:
Earnings per share, basic                 $     0.31       $     0.26      $     0.20      $     0.32      $     0.17
Earnings per share, diluted               $     0.29       $     0.25      $     0.19      $     0.31      $     0.16
Weighted average shares
     outstanding-basic*                   $2,333,183       $2,301,946       2,300,846       2,054,844       2,299,455
                -diluted*                 $2,492,211       $2,477,247       2,451,825       2,160,539       2,405,840

AT PERIOD END
Loans                                     $  154,012       $  145,687      $  133,480      $  121,047      $  115,303
Earning assets                               272,959          273,722         222,279         226,591         185,552
Total assets                                 288,914          297,054         248,349         238,793         204,088
Deposits                                     258,527          271,099         223,318         213,870         180,338
Stockholders' equity                          20,696           20,214          19,357          19,195          18,129

Book value*                               $     8.87       $     8.78      $     8.41      $     8.34      $     7.88
Shares outstanding*                        2,333,642        2,303,275       2,300,633       2,300,846       2,299,455

PERFORMANCE RATIOS:
Return on average assets                        1.01%            0.96%           0.83%           0.88%           0.79%
Return on average equity                       14.50%           12.00%          15.47%          10.15%           8.49%
Net interest margin                             3.65%            3.77%           3.90%           3.90%           3.75%
Efficiency ratio**                             56.36%           56.99%          60.94%          60.67%          61.33%

OTHER RATIOS:
Allowance for loan losses to total
     loans                                      1.15%            1.15%           1.13%           1.15%           1.23%
Equity to assets                                7.16%            6.80%           7.79%           8.04%           8.88%
Nonperforming loans to total loans              0.27%            0.29%           0.26%           0.24%           0.20%
Net charge-offs to average loans                0.02%            0.01%           0.04%           0.12%           0.00%
Risk-Adjusted Capital Ratios:
     Tier 1                                     14.7%            13.5%           14.7%           15.4%           16.8%
     Total                                      16.9%            14.4%           15.6%           16.4%           17.9%
     Leverage Ratio                              9.4%             9.5%           10.4%           10.5%           11.7%


*Information has been adjusted to reflect the 5-for-4 stock split paid in May 2003.
** The Company computes the Efficiency Ratio including all categories of noninterest income and noninterest expense.

COMPARISON OF OPERATING RESULTS - PERIODS ENDED SEPTEMBER 30, 2003 TO PERIODS ENDED SEPTEMBER 30, 2002

         For the nine-months ended September 30, 2003 the Company had net income of $1.8 million, or $.73 per share on a diluted basis, compared with $892 thousand, or $.43 per share, for the comparable period of 2002. Earnings per share reflect the 5 for 4 stock split in May 2003. Annualized return on average assets was .94% for the nine months ended September 30, 2003, compared with .73% in 2002, and the return on average equity was 12.14% for the nine months ended September 30, 2003, compared with 8.39% in 2002.

         During 2003, the Company continued to focus on managing its net interest margin, especially in light of the rapidly changing interest rate environment in 2001 and then the sustained extremely low rate environment in 2002. In 2001, the Federal Reserve reduced interest rates 11 times, for a total reduction of 475 basis points, an unprecedented reduction both in terms of the number of, and amount of, rate changes in a 12 month period. The Federal Reserve reduced interest rates an additional 50 basis points in November 2002 and an additional 25 basis points in May 2003. These rate reductions had a direct impact in 2001 and 2002 on the rates earned on the Bank's outstanding floating or adjustable rate loans, as well as new loans, and on the rates earned on other investments. These dramatic reductions in a relatively short period continued to impact the loan and investment portfolios in 2002 and 2003, as loans repriced on a delayed basis or renewed at lower interest rates, and as investment securities matured or were called, and were reinvested at lower rates. This was partially offset by continued repricing upon renewal of certificates of deposit. These rate reductions resulted in a reduction in the net interest margin, which declined from 4.56% in 2001 to 3.90% in 2002 to 3.76% in 2003. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severely declining rate environment. Although the Company continued to grow in asset size since its inception in 1998, and added its fourth and fifth banking offices in 2002, it has been able to control its operating efficiency. The Company's Efficiency Ratio decreased from 61.33% in the third quarter of 2002 to 56.36% in the third quarter of 2003. The Efficiency Ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our Efficiency Ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

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

         For the nine month period ended September 30, 2003, net interest income increased $2.2 million, or 50%, to $6.8 million from the $4.6 million during the same period in 2002, primarily as a result of increases in the volume of earning assets, but partially offset by the effect of the sustained low interest rate environment in 2003 compared with 2002. Total average earning assets increased by $89.5 million, or 59%, from the nine months ended September 30, 2002 to the same period of 2003. The average yield on earning assets decreased by 106 basis points reflecting the reduction in interest rates in 2002 and 2003. Yields on federal funds and the securities portfolio decreased by 60 and 160 basis points, respectively. Average loans outstanding grew by $38.1 million, or 38%, during the first nine months of 2003 compared to the same period in 2002. The yield on the loan portfolio decreased 64 basis points. The securities portfolio experienced the greatest decline in yield. The combination of calls of some agency securities where the proceeds were reinvested in similar securities but at lower rates and the investment of excess liquidity into securities at current rates has reduced the overall yield of the portfolio.

TABLE 2

AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                          Nine Months Ended                      Nine Months Ended
                                                          September 30, 2003                     September 30, 2002
------------------------------------------------------------------------------------------------------------------------------
                                                Average                      Yield/     Average                      Yield/
                                                Balance       Interest        Rate      Balance       Interest        Rate
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
     Commercial                                $  37,598     $   1,849        6.58%     $  30,750     $   1,547       6.73%
     Commercial real estate                       87,636         4,561        6.96         57,598         3,369       7.82
     Consumer                                     14,524           663        6.10         13,289           716       7.20
                                               -----------------------                  -----------------------
          Total Loans                            139,758         7,073        6.77        101,637         5,632       7.41
Mortgage loans held for sale                       1,481            52        4.69             --            --         --
Taxable securities                                79,493         2,177        3.66         34,223         1,347       5.26
Federal funds sold and interest-bearing
  deposits                                        21,300           157        0.99         16,641           198       1.59
                                               -----------------------                  -----------------------
          TOTAL EARNING ASSETS                   242,032         9,459        5.23%       152,501         7,177       6.29%
Less allowance for loan losses                    (1,577)                                  (1,227)
Cash and due from banks                           13,365                                    8,744
Premises and equipment, net                        1,394                                    1,275
Other assets                                       1,748                                    1,121
                                               ---------                                ---------
          TOTAL ASSETS                         $ 256,962                                $ 162,414
                                               =========                                =========
LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest-bearing demand deposits               $  10,330     $      66        0.85%     $   5,410     $      43       1.06%
Money market deposit accounts                    108,736         1,512        1.86         59,433         1,175       2.64
Savings accounts                                   1,801            18        1.34          1,219            17       1.86
Time deposits                                     41,090           840        2.73         42,548         1,244       3.91
Trust preferred capital notes                      5,908           217        4.91          3,462           148       5.72
                                               -----------------------                  -----------------------
        TOTAL INTEREST-BEARING
         LIABILITIES                             167,865         2,653        2.11%       112,072         2,627       3.13%
                                               -----------------------                  -----------------------
Net Interest Income and Net Yield on
Interest-Earning Assets                                      $   6,806        3.76%                   $   4,550       3.99%
                                                             =========                                =========
Noninterest-bearing demand
  deposits                                        68,387                                   35,520
Other liabilities                                    796                                      610
Stockholders' equity                              19,914                                   14,212
                                               ---------                                ---------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                  $ 256,962                                $ 162,414
                                               =========                                =========


Interest expense for the nine months ended September 30, 2003 was $2.7 million compared with $2.6 million in interest expense for the comparable period of 2002. This increase is predominately a result of the increase in interest expense related to the newly issued $4 million in trust preferred securities. Interest expense on deposits has remained about the same, despite the $53.7 million increase in interest-bearing deposits.

Table 3 shows the composition of the net change in net interest income for the periods indicated, as allocated between the effects of the change in the volume of average assets and the changes in interest rates. As the table shows, net interest income increased $2.3 million from the nine months ended September 30, 2002, to the same period in 2003. The increase is almost entirely due to the growth in the volume of earning assets and interest-bearing liabilities. The growth in earning assets and interest-bearing liabilities contributed a positive $2.5 million but the lower rate environment and the compression in interest rates between the rates on earning assets and deposit rates resulted in a negative $295 thousand effect on net interest income.

TABLE 3

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                          Nine months Ended September 30
                                                   2003 vs. 2002
                                   ------------------------------------------
                                                         Due to Change
                                    Increase              in Average:
                                       or        ----------------------------
($ in thousands)                   (Decrease)       Volume          Rate
                                   ------------------------------------------
EARNING ASSETS:
Loans                               $ 1,441        $ 1,965        $  (524)
Mortgage loans held for sale             52             52             --
Taxable securities                      830          1,342           (512)
Federal funds sold and
interest-bearing deposits               (41)            45            (86)
                                    -------        -------        -------
     Total interest income            2,282          3,404         (1,122)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand
     deposits                            23             32             (9)
Money market deposit
     accounts                           337            763           (426)
Savings deposits                          1              8             (7)
Time deposits                          (404)           (43)          (361)
Trust preferred cap notes                69             93            (24)
                                    -------        -------        -------
     Total interest expense              26            853           (827)
                                    -------        -------        -------
          Net Interest Income       $ 2,256        $ 2,551        $  (295)
                                    =======        =======        =======

TABLE 4

AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                        Three Months Ended                  Three Months Ended
                                                        September 30, 2003                  September 30, 2002
----------------------------------------------------------------------------------------------------------------------
                                                Average                    Yield/    Average                   Yield/
                                                Balance     Interest        Rate     Balance      Interest     Rate
----------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
     Commercial                                $  36,608    $     605       6.56%    $  30,741    $     519      6.70%
     Commercial real estate                       98,488        1,672       6.74        66,035        1,277      7.67
     Consumer                                     14,938          223       5.92        14,180          245      6.85
                                               ----------------------                ----------------------
          Total Loans                            150,034        2,500       6.61       110,956        2,041      7.30
Mortgage loans held for sale                       2,246           27       4.77            --           --        --
Taxable securities                                92,965          786       3.35        52,497          628      4.75
Federal funds sold and cash equivalents           26,115           58       0.88        18,202           72      1.57
                                               ----------------------                ----------------------
                    TOTAL EARNING ASSETS         271,360        3,371       4.93%      181,655        2,741      5.99%
Less allowance for loan losses                    (1,714)                               (1,337)
Cash and due from banks                           15,468                                 9,552
Premises and equipment, net                        1,410                                 1,349
Other assets                                       2,070                                 1,131
                                               ---------                             ---------
                            TOTAL ASSETS       $ 288,594                             $ 192,350
                                               =========                             =========
LIABILITIES AND
     STOCKHOLDERS' EQUITY
Interest-bearing demand deposits               $  13,079    $      26       0.79%    $   5,841    $      16      1.09%
Money market deposit accounts                    115,454          484       1.66        73,842          494      2.65
Savings accounts                                   2,461            8       1.29         1,415            6      1.68
Time deposits                                     41,431          268       2.57        47,182          439      3.69
Trust preferred capital notes                      7,696           90       4.64         5,000           71      5.63
                                               ----------------------                ----------------------
                  TOTAL INTEREST-BEARING
                             LIABILITIES         180,121          876       1.93%      133,280        1,026      3.05%
                                               ----------------------                ----------------------
Net Interest Income and Net Yield on
Interest-Earning Assets                                     $   2,495       3.65%                 $   1,715      3.75%
                                                            =========                             =========
Noninterest-bearing demand
     deposits                                     87,605                                40,655
Other liabilities                                    751                                   569
Stockholders' equity                              20,117                                17,846
                                               ---------                             ---------
                   TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY       $ 288,594                             $ 192,350
                                               =========                             =========


TABLE 5

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                        Three months Ended September 30
                                                2003 vs. 2002
                                   -----------------------------------------
                                                 Due to Change
                                    Increase      in Average:
                                       or       ----------------------------
                                   (Decrease)       Volume          Rate
                                   -----------------------------------------
EARNING ASSETS:
Loans                               $   459        $   627        $  (168)
Mortgage loans held for sale             27             27             --
Taxable securities                      158            256            (98)
Federal funds sold                      (14)           466           (480)
                                    --------------------------------------
     Total interest income              630          1,376           (746)
INTEREST-BEARING LIABILITIES:
Interest-bearing demand
     deposits                            10             12             (2)
Money market deposit
     accounts                           (10)           (32)            22
Savings deposits                          2              1              1
Time deposits                          (171)           (50)          (121)
Trust preferred cap notes                19             27             (8)
                                    --------------------------------------
     Total interest expense            (150)           (42)          (108)
                                    --------------------------------------
          Net Interest Income       $   780        $ 1,418        $  (638)
                                    ======================================

THIRD QUARTER RATE/VOLUME ANALYSIS

         For the third quarter of 2003, net interest income was $2.5 million compared to $1.7 million for the same quarter of 2002, which represents a $780 thousand increase or 45%. For these comparable quarters, the yield on earning assets declined from 5.99% for the third quarter of 2002 to 4.93% in the third quarter of 2003 reflecting the continued impact of the significant decline in interest rates that had occurred during 2001, 2002 and the first six months of 2003. The overall yield on loans dropped 69 basis points, the securities portfolio declined 140 basis points and the yield on Federal funds and cash equivalents declined 69 basis points reflecting the general decline in interest rates from last year to this year.

         Interest expense during these comparable quarters, third quarter 2003 versus third quarter 2002, decreased $150 thousand or 15%, from $1.0 million in interest expense in 2002 to $876 thousand in 2003 primarily due to the decrease in interest rates on interest-bearing liabilities. The overall cost of interest-bearing liabilities decreased 112 basis points from 3.05% in 2002 to 1.93% in 2003.

         The resulting effect of the changes in interest rates between the quarters ended September 30, 2003 and 2002, and the changes in the volume and mix of earning assets and interest-bearing liabilities resulted in a 3.65% net interest margin for the third quarter of 2003 versus a 3.75% net interest margin in 2002. Market interest rates in general are approximately 74 basis points lower in the third quarter of 2003 compared with third quarter 2002 as can be seen by the difference in the yield on Federal funds sold and cash equivalents. This yield is the short-term liquidity yield which demonstrates the level at which rates have changed between the comparative quarters.

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


                                   September 30, 2003          December 31, 2002         September 30, 2002
                                 ----------------------      ----------------------     ---------------------
                                                Percent                    Percent                   Percent
                                               of total                   of total                   of total
($ in thousands)                 Amount          loans        Amount        loans       Amount         loans
                                 ----------------------      ----------------------     ---------------------
Construction loans               $   44            10%       $   35            10%       $   81             7%
Commercial                          830            17%          765            23%          583            22%
Commercial real estate              794            66%          504            58%          522            59%
Residential mortgage loans            5             1%            6             2%           58             2%
Home equity loans                    10             2%            8             2%           60             3%
Consumer loans                       82             4%           72             5%          110             7%
                                 --------------------        --------------------        --------------------
                                 $1,765           100%       $1,390           100%       $1,414           100%
                                 ====================        ====================        ====================

TABLE 7

         Table 7 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at September 30, 2003. Maturities are based on the earlier of contractual maturity or repricing date.


                                                                 September 30, 2003
                                           -------------------------------------------------------------
                                                              After One
                                           One Year or       Year Through       After Five
      ($ in thousands)                         Less           Five Years           Years         Total
                                           -----------       ------------       -----------     --------
      Construction loans                    $ 15,522           $     --          $     --       $ 15,522
      Commercial loans                        22,167              2,773               220         25,160
      Commercial real estate                  49,815             49,726             1,860        101,401
      Real estate mortgage                       848                524               348          1,720
      Home equity loans                        3,145                 --                --          3,145
      Consumer                                 5,160              1,692                --          6,852
      Overdrafts                                 212                 --                --            212
                                            --------           --------          --------       --------
                          Total loans       $ 96,869           $ 54,715          $  2,428       $154,012
                                            ========           ========          ========       ========

      Fixed Rate                            $ 16,023           $ 20,040          $  2,428       $ 38,491
      Variable Rate                           80,846             34,675                --        115,521
                                            --------           --------          --------       --------
                          Total loans       $ 96,869           $ 54,715          $  2,428       $154,012
                                            ========           ========          ========       ========

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 2003, total loans were $154.0 million, a 27% increase from the $121.0 million of loans at December 31, 2002 and a 34% increase from $115.3 million of loans at September 30, 2002. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is largely confined to our market of Northern Virginia. The Company does not engage in highly leveraged transactions or foreign lending activities nor does the Company generally make large unsecured loans.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. Except as disclosed below, there are no substantial loan concentrations to any one industry or to any one borrower, or group of related borrowers.

         Virtually all of our commercial real estate mortgage and development loans, which account for approximately 76% of our total loans at September 30, 2003, relate to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. While the region experienced some decline in economic activity during 2002, the local real estate market remains generally strong, and we attempt to mitigate risk through careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resorting to the property, and we lend primarily with respect to properties which are occupied or managed by the owner.

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio has consistently approximated 8% of the loan portfolio. See Note 4 to the unaudited consolidated financial statements included in this report for additional information regarding the loan portfolio.

INVESTMENT SECURITIES

         The fair value of the Company's securities portfolio increased $29.2 million to $105.3 million at September 30, 2003 from $76.1 million at December 31, 2002. The Company currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short-term investments such as federal funds) is warranted. In general, our investment philosophy is to acquire high quality government agency securities or high-grade corporate bonds, with a maturity of five to six years or less in the case of fixed rate securities. In the case of mortgage-backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five to six years or less. Mortgage-backed securities with a maturity of ten years or more are generally adjustable rate securities. To the extent possible the Company attempts to "ladder" the call dates/maturities all securities.

TABLE 8

         The following table provides information regarding the composition of our investment portfolio at the dates indicated.


                                                 AT SEPTEMBER 30, 2003         AT SEPTEMBER 30, 2002
                                                ------------------------     ------------------------
                                                                Percent                      Percent
   ($ in thousands)                              Balance        of Total      Balance        of Total
                                                ---------       --------     ---------       --------
   INVESTMENTS AVAILABLE-FOR-SALE
   (AT ESTIMATED MARKET VALUE):
          U.S. Agency                            $ 68,440          65.0%      $ 24,303         41.1%
          Mortgage-backed securities               20,469          19.5%        19,934         33.8%
          Adjustable rate mortgage-
          backed securities                         4,106           3.9%         6,602         11.2%
          Corporate bonds                          11,375          10.7%         7,522         12.8%
          Restricted stock                            901            .9%           629          1.1%
                                                 --------       --------      --------     --------
                                 TOTAL           $105,292         100.0%      $ 58,990        100.0%
                                                 ========       ========      ========     ========

TABLE 9

         The following table provides information regarding the maturity composition of our investment portfolio, at market value, at September 30, 2003.

MATURITY OF SECURITIES AT SEPTEMBER 30, 2003


                                                            YEARS TO MATURITY
                                    WITHIN           OVER 1 YEAR         OVER 5 YEARS             OVER
                                    1 YEAR         THROUGH 5 YEARS     THROUGH 10 YEARS         10 YEARS               TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
      ($ IN THOUSANDS)          AMOUNT   YIELD     AMOUNT    YIELD     AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT      YIELD
-----------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AVAILABLE-FOR-SALE:

U. S. Agency                   $   --        --   $ 61,025   2.72%   $  7,415      4.62%$       --        --   $ 68,440      2.92%

Mortgage-backed securities         83      2.21%       989   3.96%        880      4.55%    18,516      5.43%  $ 20,469      5.31%
Adjustable Rate
Mortgage-backed securities         --        --         --     --          --        --      4,106      4.17%  $  4,106      4.17%

Corporate bonds                    --        --     10,259   3.04%      1,117      3.80%        --        --   $ 11,376      3.12%

Restricted stock                   --        --         --     --          --        --        901      0.91%  $    901      0.91%
                               ------             --------           --------             --------             --------
       TOTAL DEBT SECURITIES

          AVAILABLE-FOR-SALE   $   83      2.21%  $ 72,274   2.78%   $  9,412      4.51%  $ 23,523      5.04%  $105,292      3.44%
                               ======             ========           ========             ========             ========

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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At September 30, 2003, our Basic Surplus ratios (net access to cash and secured borrowings) as a percentage of total assets were approximately 5.2%, within the present internal minimum guideline range of 5-10%.

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

         At September 30, 2003, the Company is asset sensitive in the short term and then becomes slightly liability sensitive. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, they cannot quantify the actual impact of interest rate changes. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12 months, and Ramp Down 100bp and 200bp over 12 months scenarios. In addition, 8 rate shock scenarios are modeled at 50 bp up and 50 bp down increments. At September 30, 2003, the following 12 month impact on net interest income is estimated to range from a positive impact of 5% to a negative impact of 4% for the multiple scenarios, which remains within internal policy guidelines. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         Since our inception in 1998, we have generated more deposit growth than we have been able to deploy into loans. The excess liquidity has been invested in various types of securities the selection of which has been determined by expected loan growth and the results of the quarterly interest rate risk management process. Significant liquidity has been generated, especially in 2003, as a result of achieving growth in a number of niche deposit generating types of customers. Given the lowest rate environment in nearly 50 years, we expect further declines to be either minimal or no greater than 25 basis points. As a result, the investment strategy has been to invest the liquidity into securities that have short maturities or one time call dates of 18 months or less and to ladder such investments to the extent possible in expectation that rates are far more likely to rise in the future than to decline.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of September 30, 2003. Clearly the Company is positioned to substantially improve earnings if and when rates rise. With respect to further reductions in rates (Declining Rate scenario and the Ramp Down scenarios), the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 200 basis point decline is realistic given the already extremely low interest rates. The Most Likely Scenario predicts that will remain at the current levels until September 2004 and then increase 25 basis points. Thus management believes the exposure to further downward changes in interest rates are less likely than rates rising next year. Regardless, the level of exposure to changes in interest rates in either direction is within the policy guidelines established by the Company.

                   Static rates                               -0-%
                   Most Likely rates                          -.4%
                   Ramp Up 100bp-12 Mo                       +3.4%
                   Ramp Up 200bp-12 Mo                       +4.9%
                   Ramp Down 100 bp-12 Mo                    -1.1%
                   Ramp Down 200bp-12 Mo                     -3.6%
                   Rising rate scenario                      +3.0%

NON-INTEREST INCOME AND EXPENSE

         The following table shows the detail of non-interest income for the three and nine month periods ended September 30, 2003 and 2002.

TABLE 10

                                   Three months Ended Sept. 30,   Nine months Ended Sept. 30,
                                   ----------------------------   ---------------------------
($ in thousands)                          2003    2002                   2003    2002
                                          ----    ----                   ----    ----
Service charges on deposit accounts       $ 66    $ 66                   $221    $200
Cash management fees                        30      38                     84     102
Other fee income                            55      30                    134      85
Gain on sale of securities                 101      --                    157      16
Gain on sale of mortgage  loans            106      --                    191      --
                                          ----    ----                   ----    ----
             Other non-interest income    $358    $134                   $787    $403
                                          ====    ====                   ====    ====

         The increase in non-interest income for the three months ended September 30, 2003 as compared to the same period in 2002, excluding securities and mortgage loan gains amounted to $17 thousand. The major increase was in other fee income which amounted to $25 thousand. These fees are a function of the balances invested on the corporate customers' behalf and are not a function of interest rates. For the nine month comparative periods, excluding securities mortgage loan gains, non-interest income increased $52 thousand. The increases shown are primarily a result of the increase in number of accounts and the volume of transactions processed. Our mortgage division started in March and began funding and selling loans in the secondary market in the later part of May 2003.

TABLE 11

         The categories of non-interest expense that exceed 1% of operating revenue are as follows:


                                            Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                        -------------------------------------    -----------------------------------
($ in thousands)                              2003                2002                2003                2002
                                        ----------------    -----------------    ---------------    ----------------
Salaries and benefits                          $    963              $   565           $  2,400           $   1,641
Occupancy cost, net                                 149                  143                452                 398
Equipment expense                                   106                   81                306                 208
Professional fees                                    77                   69                281                 184
Data processing costs                               139                  108                382                 311
Postage and supplies                                 30                   29                140                  93
Advertising and public relations                     25                   32                 84                 112
Courier and express services                         42                   26                101                  73
State franchise tax                                  60                   50                153                 110
Other                                                17                   31                 97                  76
                                        ----------------    -----------------    ---------------    ----------------
            Other non-interest expense        $   1,608             $  1,134           $  4,396            $  3,206
                                        ================    =================    ===============    ================

         Noninterest expense increased $1.2 million or 37% from $3.2 million to $4.4 million for the first nine months of 2003, as compared to the same period in 2002. The increase in salary and benefit expense of $759 thousand is primarily the result of staff merit increases for 2003 and the additional staff hired in response to the growing demands of the Company.

         Occupancy cost increased $54 thousand for the first nine months of 2003 compared with a year earlier due to annualized rent increases and the additional facilities as described above. Equipment costs increased $98 thousand for the same comparative periods due to additional equipment and software required for the additional facilities and personnel. Professional fees increased $97 thousand for the comparative years due to additional regulatory assessments which are a function of the size of the Bank, legal fee increase for general corporate activities,. With respect to the increases in data processing, postage and supplies, and courier and express services, the increases are due to the increase in the volume of accounts and business transactions processed in 2003 versus 2002. The increase in the state franchise tax is due to the increased capital of the Bank and the downstream of $1 million in additional capital in April 2003, another $1 million downstream in July 2003, and the retention of earnings. The franchise tax is based on approximately 1% of capital with some adjustments.

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

TABLE 12

The following table reflects deposits by category for the periods indicated.


                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------------------------
                                                              2003                         2002
                                                     -------------------------    ------------------------
($ in thousands)                                       Average     Average          Average    Average
                                                       Balance        Rate          Balance       Rate
                                                     ------------- -----------    ------------ -----------
Deposits
    Noninterest-bearing demand                        $  87,605         --%        $ 40,655         --%
    Interest-bearing demand                              13,079       0.79            5,841       1.09
    Money Market                                        115,454       1.66           73,842       2.65
    Savings                                               2,461       1.29            1,415       1.68
    Certificates of deposit of $100,000 or more          26,372       2.57           28,261       3.64
    Other time deposits                                  15,059       2.56           18,921       3.77
Total Deposits                                        $ 260,030       1.20%        $168,935       2.24%
                                                     =====================         ===================

TABLE 13

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities at September 30, 2003.


                                                                   Remaining Maturity
                                                 3 Months     4 to 6     7 to 12     Over 12
          (Dollars in thousands)                 or Less      Months      Months      Months      Total
                                                 --------    --------    --------    --------    --------
          Certificates of deposit less than
          $100,000                               $  3,458    $  3,072    $  6,070    $  2,949    $ 15,549
          Certificates of deposit of $100,000
          or more                                   7,371       7,276      10,922       2,791      28,360
                                                 --------    --------    --------    --------    --------
                                                 $ 10,829    $ 10,348    $ 16,992    $  5,740    $ 43,909
                                                 ========    ========    ========    ========    ========


CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At September 30, 2003, stockholders' equity increased $2.6 million from the $18.1 million in equity at September 30, 2002 primarily as a result of the $2.5 million increase in retained earnings.

Capital Requirement. A comparison of the Company's and the Bank's regulatory capital at September 30, 2003, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 14

                                                  Minimum        Minimum To Be
                                 Actual        Guidelines    "Well Capitalized"
                               -----------   -------------  --------------------

Total Risk-Based Capital
     Company                      16.9%           8.0%              N/A
     Bank                         13.2%           8.0%             10.0%

Tier 1 Risk-Based Capital
     Company                      14.7%           4.0%              N/A
     Bank                         12.2%           4.0%              6.0%

Tier 1 Leverage Ratio
     Company                       9.4%           4.0%              N/A
     Bank                          7.9%           4.0%              5.0%


ITEM. 3  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Operating and Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Operating and Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings   None

Item 2.  Changes in Securities and Use of Proceeds   None

Item 3.  Defaults Upon Senior Securities             None

Item 4.  Submission of Matters to a Vote of Security Holders   None

Item 5.  Other Information   None

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

Number   Description
--------------------
3(a)       Articles of Incorporation of James Monroe Bancorp, as amended (1)
3(b)       Bylaws of James Monroe Bancorp (2)
4(a) Indenture, dated as of March 26, 2002 between James Monroe Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (3)
4(b)       Amended and Restated Declaration of Trust, dated as of March
           26, 2002 among James Monroe Bancorp, Inc., State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, and John R. Maxwell, David W. Pijor and Richard I. Linhart as Administrators (3)

Number   Description
--------------------
4(c) Guarantee Agreement dated as of March 26, 2002, between James Monroe Bancorp, Inc. and State Street Bank and Trust Company
           of Connecticut, National Association, as trustee (3)
4(d) Indenture, dated as of July 31, 2003 between James Monroe Bancorp, Inc. and U.S. Bank, National Association, as trustee (3)
4(e)       Amended and Restated Declaration of Trust, dated as of July
           31, 2003 among James Monroe Bancorp, Inc., U.S. Bank, National Association, as Institutional Trustee, and John R. Maxwell,
           David W. Pijor and Richard I. Linhart as Administrators (3)
4(f)       Guarantee Agreement dated as of July 31, 2003, between James
           Monroe Bancorp, Inc. and U.S. Bank, National Association, as trustee (3)
10(a)      Employment contract between James Monroe Bancorp and John R.
           Maxwell(4)
10(b)      Employment contract between James Monroe Bancorp and Richard I.
           Linhart(4)
10(c)      James Monroe Bancorp1998 Management Incentive Stock Option Plan (5)
10(d)      James Monroe Bancorp 2000 Director's Stock Option Plan (6)
10(e)      James Monroe Bancorp, Inc. 2003 Equity Compensation Plan (7)
11         Statement re: Computation of Per Share Earnings

  Please refer to Note 2 to the financial statements included in this report.

21            Subsidiaries of the Registrant
31(a)         Certification of Chief Executive Officer
31(b)         Certification of Chief Financial Officer
32(a)         Certification of Chief Executive Officer
32(b)         Certification of Chief Financial Officer
----------------------

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

(b)  Reports on Form 8-K

         On July 15, 2003 the Company filed a report on Form 8-K regarding earnings for the three and six months ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 12, 2003        BY: /s/ John R. Maxwell
                                      --------------------------------------
                                          John R. Maxwell, President &
                                          Chief Executive Officer


Date:    November 12, 2003        BY: /s/ Richard I. Linhart
                                      --------------------------------------
                                          Richard I. Linhart, Executive Vice
                                          President & Chief Operating and
                                          Financial Officer