Form 10KSB
period 2003-12-31
MONROE JAMES BANCORP INC
filed 2004-03-15
CIK 1114868

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

    [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 were approximately $14,173,000

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 10, 2004 was approximately $67,309,620.

As of March 10, 2004, the number of outstanding shares of the Common Stock, $1.00 par value, of James Monroe Bancorp, Inc. was 2,955,929.

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

         At December 31, 2003, the Bank's statutory lending limit to any single borrower was $3.76 million, subject to certain exceptions provided under applicable law. As of December 31, 2003, the Bank's credit exposure to its largest borrower was $3,420,293

         Commercial Loans. Commercial loans are written for any prudent business purpose, including the financing of plant and equipment, the carrying of accounts receivable, contract administration, and the acquisition and construction of real estate projects. Special attention is paid to the commercial real estate market, which is particularly active in the Northern Virginia market area. The Bank's commercial loan portfolio reflects a diverse group of borrowers with no concentration in any borrower, or group of borrowers.

         The lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in our primary market area will have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan, and reduce our ability to collect the full amount of the loan upon a default. To the extent that the Bank makes fixed rate loans, general increases in interest rates will tend to reduce our spread as the interest rates we must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

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

         The Bank attempts to further mitigate commercial term loan loss by using Federal and State loan guarantee programs such as offered by the United States Small Business Administration. The loan loss reserve of approximately 1.16% of the entire portfolio in this group has been established. Specific loan reserves will be used to increase overall reserves based on increased credit and/or collateral risks on an individual loan basis. At December 31, 2003, specific reserves have been assigned or made for specific credits. A risk rating system is used to proactively determine loss exposure and provide a measurement system for setting general and specific reserve allocations.

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

         Mortgage Lending. In the first quarter of 2003, the Company established a mortgage lending operation as a division of the Bank, which originates conforming, 1-4 family residential mortgage loans, on a pre-sold basis, for sale to secondary market purchasers, servicing released. Under the program, loans are originated and funded by the Bank in conformity to the standards of the secondary market purchasers, and which the secondary market purchasers will agree to purchase prior to funding by the bank. While the Bank is subject to repurchasing certain loans which are ultimately determined not to meet the purchaser's standards, including as a result of inaccuracies or fraud in borrower's documentation, the Company's risk related to the borrower's credit in respect of these loans is minimal. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates. There is no assurance that the Company will be able to successfully maintain the mortgage loan operation, that it will continue to be profitable, or that the Company will not be subject to borrower credit risks in respect of these loans.

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

SOURCES OF FUNDS

         Deposits. Deposits obtained through bank offices have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In order to better serve the needs of its customers, the Bank offers several types of deposit accounts in addition to standard savings, checking, and NOW accounts. Special deposit accounts include the Clarendon, Loudoun and Fairfax Money Market Accounts which pay a higher rate of interest but require a larger minimum deposit. Personal checking requires a $300 minimum balance and may have no monthly fee, per check charge, or activity limit. Small Business Checking allows a small business to pay no monthly service charge with a minimum balance of $1,000 but limits the number of checks and deposits per month. If the minimums are exceeded in this account, the small business may move to another account with a minimum balance of $2,500 and would be entitled to a higher minimum number of checks and deposits without incurring a monthly fee. If the small business grows and exceeds these minimums, the regular commercial analysis account is available where adequate balance can offset the cost of activity. Therefore, the bank offers a range of accounts to meet the needs of the customer without the customer incurring charges or fees.

         Bills have been introduced in each of the last several Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete against other banks. As a significant portion of our deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance. We expect that other banks would be faced with similar negative impacts. We also expect that the primary focus of competition would continue to be based on other factors, such as quality of service.

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

EMPLOYEES

         As of December 31, 2003, the Bank had 46 full-time and 7 part-time employees. The Company has no employees who are not also employees of the Bank. Our employees are not represented by any collective bargaining unit, and we believe our employee relations are good. The Bank maintains a benefit program, which includes health and dental insurance, life, short-term and long-term disability insurance, and a 401(k) plan for substantially all employees.

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

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.27% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums. Payment of deposit premiums, either under current law or as the deposit insurance system may be reformed, will have an adverse impact on earnings.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently maintain five banking offices in the Northern Virginia market. All of our properties are occupied under leases which have terms extending until at least 2007 and have one or more renewal options. We have also leased 14,107 square feet in a new building in Chantilly, Virginia which will house our sixth banking office and certain administrative and operations functions and is expected to open in the second quarter of 2004. Our office locations are set forth below.

       ADDRESS                                  TYPE OF FACILITY
       -------                                  ----------------
3033 Wilson Boulevard          Main banking office, executive offices, back
Arlington, Virginia                office operations
7023 Little River Turnpike     Full service branch, Mortgage division
Annandale, Virginia
10509 Judicial Drive           Full service branch
Fairfax, Virginia
606 South King Street          Full service branch
Leesburg, Virginia
10 W. Market Street            Drive through/walk through limited service branch
Leesburg, Virginia
3914 Centreville Road          Full service branch - expected to open second
Chantilly, Virginia                quarter 2004;  Future site of certain
                                   administrative and operations functions.

         Management believes the existing facilities are adequate to conduct the Company's business.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company may be involved in routine legal proceedings in the ordinary course of its business. At December 31, 2003, there were no pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted for the vote of shareholders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES.

         Market for Common Stock and Dividends. Since August 27, 2002, our common stock has been trading on the Nasdaq SmallCap Market under the symbol "JMBI." Prior to that date and since January 19, 2001, the common stock was traded on the OTC Bulletin Board. Prior to January 19, 2001, private trades were conducted without brokers and there may have been other trades of which we are either not aware of the price or of the transaction. Such trades and transactions did not necessarily reflect the intrinsic or market values of the common stock. As of December 31, 2003, there were 2,943,802 shares of common stock outstanding, held by approximately 485 shareholders of record. At that date, there were also outstanding options to purchase 260,956 shares of common stock, 227,305 of which were exercisable.

         Set forth below is our share price history for the each quarter since January 1, 2001 through December 31, 2003. Information provided represents high and low bid prices, which reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual trades. To date, trading in the common stock has been sporadic and volume has been light. No assurance can be given that an active trading market will develop, or if one develops, can be maintained. Information has been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend paid on July 25, 2002, and the five-for-four stock split in the form of a 25% stock dividend paid on May 16, 2003.

                              2003              2002               2001
                         --------------     ------------      -------------

  Period Ended           High       Low     High     Low      High      Low
                         ----       ---     ----     ---      ----      ---
  March 31              $17.80    $13.00   $10.14   $9.07     $8.27    $7.20

  June 30               $21.52    $14.04   $12.81   $9.40     $7.74    $6.40

  September 30,         $26.20    $21.75   $12.41   $8.88     $9.07    $7.34

  December 31           $26.36    $22.20   $13.61   $10.44   $10.14    $7.47

         Dividends. Holders of the common stock are entitled to receive dividends as and when declared by the Board of Directors. On July 25 2002, the Company effected a three-for-two stock split in the form of a 50% stock dividend. On May 16, 2003, we paid a five-for-four stock split in the form of a 25% stock dividend. The Company has not paid cash dividends since it became the holding company for the Bank, and prior to that time the Bank did not pay any cash dividends, each electing to retain earnings to support growth. We currently intend to continue the policy of retaining earnings to support growth for the immediate future. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds and capital, as well as applicable governmental policies and regulations. There can be no assurance that we will have earnings at a level sufficient to support the payment of dividends, or that we will in the future elect to pay dividends.

         Regulations of the Federal Reserve and Virginia law place a limit on the amount of dividends the Bank may pay without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. At December 31, 2003, $5,371,000 was available for the payment of dividends by the Bank without prior regulatory approval. State and federal regulatory authorities also have authority to prohibit a bank from paying dividends if they deem payment to be an unsafe or unsound practice.

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

         Recent Sales of Unregistered Shares. During the past three years, the Company has not sold any securities without registration under the Securities Act of 1933, except for:

         o On each of February 10, 2001 and February 12, 2002, Director Dr. Alvin Nashman exercised options to purchase 3,188 shares of common stock at an exercise price of $5.34 per share (as adjusted for the stock splits). The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

         o On June 30, 2002, the Company completed the sale of 488,480 shares of its common stock, $1.00 par value (as adjusted for the stock splits), in a private placement transaction to accredited investors and 26 nonaccredited investors, conducted in accordance with the provisions of Rule 506 promulgated under Section 4(2) of the Securities Exchange Act of 1934. The shares were sold for cash at a split adjusted price of $9.60 per share, resulting in gross proceeds of $4,689,414. No person or entity underwrote any portion of the offering. Commissions of approximately $0.38 per share, or $25,200 in the aggregate were paid to a registered broker dealer acting as finder in connection with the sale of 65,625 shares to two investors in the offering.

          o At March 26, 2002, the Company's new wholly owned statutory business trust, JMBI Capital Trust I ("Trust I"), issued $5.0 million of floating rate preferred capital securities to a third party. Trust I invested the proceeds in an equivalent amount of junior subordinated debt securities (trust preferred capital notes) of the Company bearing an interest rate equal to the coupon rate on the securities issued by Trust I. After the payment of placement fees, the Company received an aggregate of $4,845,000 from these transactions. The net proceeds received by the Company will be used for the general corporate purposes of the Company and the Bank, including supporting continued expansion activities through the establishment and/or acquisition of additional branch offices and possible corporate acquisitions. The trust preferred capital notes securities, which are the sole assets of Trust I, are subordinate and junior in right of payment to all present and future senior debt (as defined in the indenture) and certain other financial obligations of the Company. The Company and Trust I issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

          o At July 31, 2003, the Company's new wholly owned statutory business trust, JMBI Capital Trust II ("Trust II"), issued $4.0 million of floating rate preferred capital securities to a third party. Trust II invested the proceeds in an equivalent amount of junior subordinated debt securities (trust preferred capital notes) of the Company bearing an interest rate equal to the coupon rate on the securities issued by Trust II. After the payment of placement fees, the Company received an aggregate of $3,900,009 from these transactions. The net proceeds received by the Company will be used for the general corporate purposes of the Company and the Bank, including supporting continued expansion activities through the establishment and/or acquisition of additional branch offices and possible corporate acquisitions. The trust preferred capital notes securities, which are the sole assets of Trust II, are subordinate and junior in right of payment to all present and future senior debt (as defined in the indenture) and certain other financial obligations of the Company. The Company and Trust II issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         Use of Proceeds:  Not Applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis and other portions of this report contain forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward looking statements can be identified by use of such words as "may," "will," "anticipate," "believes," "expects," "plans," "estimates," "potential," "continue," "should," and similar words or phases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policies, competitive factors, government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement..

INTRODUCTION

         This Management's Discussion and Analysis reviews the financial condition and results of operations of James Monroe Bancorp, Inc. and its subsidiaries as of and for the years ended December 31, 2003, 2002 and 2001. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

         There were no changes to the Company's critical accounting policies in the fourth quarter of 2003. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

         Homogenous loans, such as consumer installment, residential mortgage loans, home equity loans, and smaller consumer loans are not individually risk graded. Reserves are established for each homogenous pool of loans based on the expected net charge offs from a current trend in delinquencies, losses or historical experience and general economic conditions. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected material losses in these types of homogenous pools of loans.

         The Company's allowance for loan losses is determined based upon a methodology developed by management as described above and is approved by the board of directors each quarter.

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2002 ARE:

         o    Average assets grew $91.3 million (52%).
         o Average loans grew $39.0 million (37%). o Average deposits grew $81.4 million (52%).
         o Although rates continued to soften during 2003, our net interest margin declined only 17 basis points to 3.73%.
         o The Company raised $4 million of additional capital through the issuance of trust preferred securities by a subsidiary. The trust preferred securities reflect interests in 30 year junior subordinated debentures of the Company. The securities bear interest at a rate equal to three month Libor plus 310 basis points, initially 4.21%, subject to a cap of 12% prior to July 31, 2008. During 2003 the interest rates ranged from 4.21% to 4.24%. The securities have a maturity date of July 31, 2033, and are subject to optional call provisions beginning July 31, 2008.
         o The Company raised $12.8 million in equity (net of expenses) by the sale in an underwritten offering of 600 thousand shares of common stock at $23.00 per share. This additional equity, along with the $4 million in trust preferred securities, has enhanced the capital base to support further growth.
         o In 2003 the Company established a mortgage lending division which originates conforming mortgage loans on a pre-sold basis, for sale to secondary market investors, servicing released.
         o Asset quality remains strong with $97 thousand of net charge offs in 2003, or 0.07% of average loans for 2003.
         o The Company has excellent liquidity and adequate capital at December 31, 2003.

BALANCE SHEET

         DECEMBER 2003 VS. DECEMBER 2002. Total assets increased by $66.9 million from December 31, 2002 to December 31, 2003, ending the period at $305.7 million. During this period, the Company emphasized the importance of becoming the primary banker for our customers with the goal of providing both lending and deposit services. These efforts resulted in deposit growth of $41.2 million and loan growth of $47.4 million. With the growth in deposits and the proceeds from the trust preferred capital notes and equity offerings along with utilization of $28.8 million in short term funds, the Company was able to fund a $47.4 million net increase in loans and add $46.3 million to the securities portfolio. To minimize exposure to historically low short-term interest rates the Company became a net purchaser of overnight funds during the fourth quarter of 2003. Stockholders' equity increased $14.7 million as a result of the $2.6 million of earnings retention for the year 2003, the $12.8 million, net of expenses, from the sale of common stock in the public offering, and $370 thousand from the exercise of options offset by a $1.0 million decrease in the unrealized gains on securities available for sale.

         DECEMBER 2002 VS. DECEMBER 2001. Total assets increased by $112.1 million from December 31, 2001 to December 31, 2002, ending the period at $238.8 million. The increase in assets since December 31, 2001 resulted from the Company's emphasis on deposit generation as much as loan generation. Deposits increased $99.6 million, with noninterest-bearing deposits increasing $31.7 million and interest-bearing deposits increasing $67.9 million. With the growth in deposits and the proceeds from the trust preferred capital notes and equity offerings, the Company was able to fund a $34.5 million net increase in loans, add $53.9 million to the securities portfolio, and increase the Company's short-term liquidity position (Cash and due from banks, Federal funds sold and Interest bearing deposits) by $23 million. Stockholders' equity increased $7.2 million as a result of the $1.6 million of earnings retention for the year 2002, the $4.7 million from the sale of common stock in the private placement, $67 thousand from the exercise of options and $962 thousand increase in the unrealized gains on securities available for sale.

RESULTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------
(Dollars in thousands except share data)             2003             2002            2001
                                                ---------------- ---------------- --------------
BALANCE SHEET HIGHLIGHTS:
Total assets                                        $   305,651      $   238,793     $  126,658
Total loans                                             169,047          121,047         86,139
Total liabilities                                       271,760          219,598        114,691
Total stockholders' equity                               33,891           19,195         11,967
----------------------------------------------- ---------------- ---------------- --------------
RESULTS OF OPERATIONS:
Total interest income                               $    13,026      $    10,091     $    7,548
Total interest expense                                    3,618            3,609          2,918
Net interest income                                       9,408            6,482          4,630
Provision for loan losses                                   662              483            450
Other income                                              1,147              760            554
Noninterest expense                                       5,964            4,394          3,033
Income before taxes                                       3,929            2,365          1,701
Net income                                                2,601            1,553          1,112
----------------------------------------------- ---------------- ---------------- --------------
PER SHARE DATA*:
Earnings per share, basic                           $      1.09      $      0.75     $     0.62
Earnings per share, diluted                         $      1.02      $      0.72     $     0.59
Weighted average shares
     outstanding--basic                               2,393,287        2,054,844      1,800,186
Weighted average shares
     outstanding--diluted                             2,553,267        2,160,539      1,866,413
Book value (at period-end)                          $     11.51      $      8.34     $     6.65
Shares outstanding                                    2,943,802        2,300,846      1,800,876
----------------------------------------------- ---------------- ---------------- --------------
PERFORMANCE RATIOS:
Return on average assets                                  0.97%            0.88%          1.02%
Return on average equity                                 11.94%           10.15%          9.65%
Net interest margin                                       3.73%            3.90%          4.56%
Efficiency Ratio (1)                                     56.50%           60.67%         58.51%
----------------------------------------------- ---------------- ---------------- --------------
OTHER RATIOS:
Allowance for loan losses to total loans                  1.16%            1.15%          1.20%
Equity to assets                                         11.09%            8.04%          9.45%
Nonperforming loans to total loans                        0.30%            0.24%          0.31%
Net charge-offs to average loans                          0.07%            0.12%          0.03%
Risk-Adjusted Capital Ratios:
     Tier 1                                               21.9%            15.4%          11.9%
     Total                                                22.9%            16.4%          13.0%
     Leverage Ratio                                       14.3%            10.5%           9.5%

  * Information has been adjusted to reflect the 3-for-2 stock split in the form of a 50% stock dividend paid on July 25, 2002 and the 5-for-4 stock split in the form of a 25% stock dividend paid on May 16, 2003.


(1) Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, including securities gains or losses and gains or losses on the sale of loans. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

COMPARISON OF 2003 OPERATING RESULTS TO 2002 OPERATING RESULTS

         For the year ended December 31, 2003, the Company earned $2.6 million, or $1.09 per basic share and $1.02 per diluted share, compared with $1.6 million, or $.75 per basic share and $.72 per diluted share, for the year ended December 31, 2002. Return on average assets was .97% and return on average equity was 11.94% for the year ended December 31, 2003 compared to a .88% return on average assets and a 10.15% return on average equity for the year ended December 31, 2002.

         Per share earnings and the ratios for 2003 are negatively impacted as a result of the sale and issuance of 600,000 additional shares of common stock in November 2003.

         During 2003, the Company continued to focus on managing its net interest margin, especially in light of the sustained extremely low rate environment in 2003. After reducing interest rates 11 times in 2001 for a total reduction of 475 basis points, the Federal Reserve reduced rates twice over the past two years by 50 basis in November 2002 and 25 basis points in June 2003. These rate reductions had an impact in 2002 and 2003 on the rates earned on the Bank's outstanding floating or adjustable rate loans, as well as new loans, and on the rates earned on other investments. This was partially offset by continued repricing upon renewal of certificates of deposit. The Company effectively managed rate reductions as the net interest margin decreased only 17 basis points during 2003 from 2002. Although the Company has grown dramatically in asset size each year since its inception in 1998, it has been able to control its operating efficiency. The Company's Efficiency Ratio improved significantly from 60.67% in 2002 to 56.50% in 2003. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, which includes securities gains or losses and gains or losses on the sale of mortgage loans. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

NET INTEREST INCOME

         Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of revenue and earnings. Unlike the larger regional or mega-banks that have significant sources of fee income, community banks, such as the Bank, rely primarily on net interest income from traditional banking activities as the primary revenue source. Table 1 presents average balance sheets and a net interest income analysis for the years ended December 31, 2003 and December 31, 2002. The Company did not have any tax-exempt income during any of the periods presented in Table 1.

         For the year ended December 31, 2003, net interest income increased $2.9 million, or 45.1%, to $9.4 million from the $6.5 million for the year ended December 31, 2002. This was primarily a result of the increase in the volume of interest earning assets, and partially offset by the effect of declining interest rates, loan repricing, the investment of the liquidity generated into lower yielding securities, and short-term investments. Total average earning assets increased by $86.4 million, or 52.0%, from 2002 to 2003. The yield on earning assets decreased by 92 basis points from 2002, reflecting the continued impact of reductions in interest rates over the past three years. Yields on federal funds and the securities portfolio decreased by 56 and 130 basis points, respectively. Average loans outstanding grew by $39.0 million, or 36.8%, during 2003. The yield on such loans decreased by 65 basis points. The securities yield reflected the most sensitivity to declining rates, while loan yields and the federal funds rate, which is the short-term liquidity yield declined, but not as significantly. In the case of the securities portfolio, many agency bonds were called in 2003 and 2002 and reinvested at the current lower market rates.

         Interest expense for 2003 was $3.6 million, the same level as 2002 despite an increase of $54.9 million or 45.3% in average interest bearing liabilities.

COMPARISON OF AVERAGE BALANCES, INTEREST AND YIELDS

         The following table provides certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest-earning assets and interest expense of interest-bearing liabilities for the periods indicated and the average yields earned and rates paid for 2003 and 2002. These yields and costs are derived by dividing income or expense by the average daily balance of the related asset or liability for the periods presented. Non-accrual loans have been included in the average balances of loans receivable.

TABLE 1
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
2003 COMPARED TO 2002
(Dollars in thousands)

                                                         Year Ended                                Year Ended
                                                      December 31, 2003                         December 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                Average                     Yield/       Average                     Yield/
                                                Balance     Interest         Rate        Balance      Interest        Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
     Commercial                                $  39,171    $  2,501        6.38%       $  32,732     $  2,251       6.88%
     Commercial real estate                       92,410       6,302         6.82          60,735        4,543        7.48
     Consumer                                     13,537         855         6.32          12,639          963        7.62
                                            --------------------------------------   --------------------------------------
          Total Loans                            145,118       9,658         6.66         106,106        7,757        7.31
Taxable securities                                86,213       3,118         3.62          41,924        2,062        4.92
Mortgage loans held for sale                       1,230          60         4.88              --           --          --
Federal funds sold and cash equivalents           19,955         190         0.95          18,071          272        1.51
                                            --------------------------------------   --------------------------------------
  TOTAL EARNING ASSETS
Less allowance for loan losses                   252,516      13,026        5.16%         166,101       10,091        6.08%
Cash and due from banks                           (1,643)                                  (1,257)
Premises and equipment, net                       13,671                                    9,441
Other assets                                       1,392                                    1,289
                                                   1,890                                      994
                                            -------------                            -------------
  TOTAL ASSETS                                 $ 267,826                                $ 176,568
                                            =============                            =============
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing demand deposits               $  10,919    $     88        0.81%       $   5,739     $     61       1.06%
Money market deposit accounts                    113,802       2,064         1.81          69,037        1,750        2.53
Savings accounts                                   1,954          26         1.33           1,240           22        1.77
Time deposits                                     42,543       1,115         2.62          41,381        1,558        3.77
Borrowed funds                                     6,904         325         4.71           3,849          218        5.66
                                            --------------------------------------   --------------------------------------
  TOTAL INTEREST-BEARING
   LIABILITIES                                   176,122       3,618        2.05%        121,246         3,609       2.98%
                                            --------------------------------------   --------------------------------------

Net Interest Income and Net Yield
on Interest-Earning Assets                                  $  9,408        3.73%                     $  6,482       3.90%

                                                         =========================                =========================

Noninterest-bearing demand
     deposits
                                                  69,124                                   39,554
Other liabilities
                                                     798                                      474
Stockholders' equity
                                                  21,782                                   15,294
                                            -------------                            -------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $ 267,826                                $ 176,568
                                            =============                            =============

         Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income due to changes in interest rates between 2003 and 2002. As the table shows, the increase in net interest income in 2003 as compared to 2002 is due to the growth in the volume of earning assets and interest-bearing liabilities. While the decrease in interest rates has, to date, affected total interest income, and to a lesser extent, total interest expense, management has controlled its exposure to changes in interest rates such that the negative effect of the decline in interest rates and the decline in loan yields, as adjustable rate loans have repriced downward over the past several years, resulted in a modest $305 thousand reduction of net interest income, whereas the growth in earning assets and deposits resulted in an increase of $3.2 million to net interest income.

TABLE 2

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                                  December 31
                                                 2003 vs. 2002
                                  --------------------------------------------
                                                        Due to Change
                                    Increase             in Average:
                                       or       ------------------------------
(Dollars in thousands)             (Decrease)       Volume          Rate
                                  --------------------------------------------
EARNING ASSETS:
Loans                                 $   1,901      $   2,514      $   (613)
Taxable securities                        1,056          1,408          (352)
Mortgage loans held for sale                 60             60            --
Federal funds sold                          (82)            34          (116)
                                  --------------------------------------------
     Total interest income                2,935          4,016        (1,081)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits             27             35            (8)
Money market deposit
  accounts                                  314            560          (246)
Savings deposits                              4              7            (3)
Time deposits                              (443)            47          (490)
Borrowed funds                              107            136           (29)
                                  --------------------------------------------
     Total interest expense                   9            785          (776)
                                  --------------------------------------------
          Net Interest Income         $   2,926      $   3,231      $   (305)
                                  ============================================

COMPARISON OF 2002 OPERATING RESULTS TO 2001 OPERATING RESULTS

         For the year ended December 31, 2002, the Company earned $1.6 million, or $.75 per basic share and $.72 per diluted share, compared with $1.1 million, or $.62 per basic share and $.59 per diluted share, for the year ended December 31, 2001. Return on average assets was .88% and return on average equity was 10.15% for the year ended December 31, 2002 compared to a 1.02% return on average assets and a 9.65% return on average equity for the year ended December 31, 2001.

         Per share earnings and the ratios for 2002 are negatively impacted as a result of the sale and issuance of approximately 487,500 additional shares of common stock in June 2002, as adjusted for the stock splits.

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

         For the year ended December 31, 2002, net interest income increased $1.9 million, or 40.0%, to $6.5 million from the $4.6 million for the year ended December 31, 2001. This was primarily a result of the increase in the volume of interest earning assets, and partially offset by the effect of declining interest rates, loan repricing, the investment of the liquidity generated into lower yielding securities, and short-term investments rather than loans. Total average earning assets increased by $64.7 million, or 63.8%, from 2001 to 2002. The yield on earning assets decreased by 136 basis points from 2001, reflecting the continued impact of the dramatic reductions in interest rates in 2001. Yields on federal funds and the securities portfolio decreased by 216 and 136 basis points, respectively. Average loans outstanding grew by $40.2 million, or 60.9%, during 2002. The yield on such loans decreased by 125 basis points. The federal funds rate, which is the short-term liquidity yield, reflected the most sensitivity to declining rates, while loan yields and the securities yields declined, but not as significantly. This is due to the composition of the loan portfolio being comprised of variable, fixed, and adjustable rates, which are not all subject to immediate rate reductions. In the case of the securities portfolio, many agency bonds were called in 2002 and 2001.

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

TABLE 3
CONSOLIDATED AVERAGE BALANCES, YIELDS AND RATES
2002 COMPARED TO 2001
(Dollars in thousands)


                                                        Year Ended                               Year Ended
                                                     December 31, 2002                         December 31, 2001
---------------------------------------------------------------------------------------------------------------------------
                                              Average                   Yield/         Average                   Yield/
                                              Balance     Interest       Rate          Balance      Interest      Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
     Commercial                                $  32,732    $  2,251        6.88%       $  25,521     $  2,110       8.27%
     Commercial real estate                       60,735       4,543         7.48          30,401        2,689        8.84
     Consumer                                     12,639         963         7.62          10,009          844        8.43
                                            --------------------------------------   --------------------------------------
          Total Loans                            106,106       7,757         7.31          65,931        5,643        8.56
Taxable securities                                41,924       2,062         4.92          23,218        1,464        6.31
Federal funds sold and cash equivalents           18,071         272         1.51          12,282          441        3.59
                                            --------------------------------------   --------------------------------------
  TOTAL EARNING ASSETS                           166,101      10,091        6.08%         101,431        7,548       7.44%
Less allowance for loan losses                    (1,257)                                    (756)
Cash and due from banks                            9,441                                    6,167
Premises and equipment, net                        1,289                                      871
Other assets                                         994                                      822
                                            -------------                            -------------
  TOTAL ASSETS                                 $ 176,568                                $ 108,535
                                            =============                            =============
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing demand deposits               $   5,739    $     61        1.06%        $  4,851     $     78       1.61%
Money market deposit accounts                     69,037       1,750         2.53          33,516        1,203        3.59
Savings accounts                                   1,240          22         1.77             687           17        2.47
Time deposits                                     41,381       1,558         3.77          28,646        1,620        5.66
Trust preferred capital notes                      3,849         218         5.66              --           --          --
                                            --------------------------------------   --------------------------------------
  TOTAL INTEREST-BEARING
   LIABILITIES                                   121,246       3,609         2.98%         67,700        2,918       4.31%
                                            --------------------------------------   --------------------------------------
Net Interest Income and Net Yield on
Interest-Earning Assets                                     $  6,482         3.90%                    $  4,630       4.56%
                                                         =========================                =========================
Noninterest-bearing demand deposits               39,554                                   28,786
Other liabilities                                    474                                      527
Stockholders' equity                              15,294                                   11,522
                                            -------------                            -------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $ 176,568                                $ 108,535
                                            =============                            =============

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

TABLE 4

EFFECT OF VOLUME RATE CHANGES ON NET INTEREST INCOME

                                                     December 31
                                                    2002 vs. 2001
                                     -------------------------------------------
                                                          Due to Change
                                       Increase            in Average:
                                          or       -----------------------------
(Dollars in thousands)                (Decrease)       Volume          Rate
                                     -------------------------------------------
EARNING ASSETS:
Loans                                  $   2,114      $   2,779     $    (665)
Taxable securities                           598            823          (225)
Federal funds sold                          (169)           721          (890)
                                     -------------------------------------------
     Total interest income                 2,543          4,323        (1,780)

INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits             (17)            20           (37)
Money market deposit accounts                547            756          (209)
Savings deposits                               5              8            (3)
Time deposits                                (62)          (254)          192
Trust preferred capital notes                218            218            --
                                     -------------------------------------------
     Total interest expense                  691            748           (57)
                                     -------------------------------------------
          Net interest income          $   1,852      $   3,575     $  (1,723)
                                     ===========================================



PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A potential loss factor is applied to these loans which considers the company and peer group historical charge off history, trends in delinquencies and loan grading, current economic conditions, and factors that include the composition of the Company's loan portfolio. At December 31, 2003, the Company had $324,000 in impaired loans on non-accrual status.

         A methodology established for determining an appropriate allowance for loan losses was approved by the Audit Committee and the Board of Directors in 2003. The quarterly provision is approved by the Board. The methodology is reevaluated on a quarterly basis. Pending the development of a negative trend with respect to past due loans or charge-offs or significant changes in economic conditions, the Company continues to maintain an allowance it believes is adequate.

         As reflected in Table 6 below, the allowance is allocated among the various categories of loans based upon the methodology described herein.

TABLE 5

        The following table presents the activity in the allowance for loan losses for the years ended December 31, 1999 through 2003.

                                                                       DECEMBER 31,
                                 -----------------------------------------------------------------------------------------
(Dollars in thousands)                2003               2002              2001              2000              1999
                                 ----------------   ---------------   ----------------  ---------------   ----------------
Balance, January 1                    $    1,390        $    1,030         $      600        $     363          $     132
Provision for loan losses                    662               483                450              237                231
Loan charge-offs:
     Commercial                              (71)             (122)                (5)              --                 --
     Consumer                                (41)               (4)               (15)              --                 --
                                 ----------------   ---------------   ----------------  ---------------   ----------------
       Total charge-offs                    (112)             (126)               (20)              --                 --
Loan recoveries:
     Commercial                               15                --                 --               --                 --
     Consumer                                 --                 3                 --               --                 --
                                 ----------------   ---------------   ----------------  ---------------   ----------------
     Net charge-offs                         (97)             (123)               (20)              --                 --
                                 ----------------   ---------------   ----------------  ---------------   ----------------
Balance, December 31                  $    1,955        $    1,390         $    1,030        $     600          $     363
                                 ================   ===============   ================  ===============   ================

TABLE 6

         The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans.

                                                                         December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   2003                 2002                 2001                  2000                 1999
                           -------------------  -------------------- --------------------  -------------------- --------------------
                                     Percent              Percent              Percent               Percent              Percent
                                    of total             of total             of total              of total             of total
(Dollars in thousands)     Amount    loans      Amount    loans      Amount    loans       Amount    loans      Amount    loans
                           -------------------  -------------------- --------------------  -------------------- --------------------
Construction loans          $    50    10.7 %    $      35    10.0 %  $   78      10.9 %     $  53      8.9 %      $  --      -- %
Commercial loans                984    14.7            765    23.0       281      27.3         202     33.7          200    50.9
Commercial real estate
  loans                         823    67.0            504    58.1       528      51.3         250     41.5          120    31.7
Real estate 1-4 family
  residental loans                4     2.2              6     1.7        40       3.9          50      8.3           10     3.2
Home equity loans                 9     1.9              8     2.0        19       1.8          --      1.1           --     0.5
Consumer loans                   85     3.4             72     5.2        84       4.8          45      6.5           33    13.7
                           -------------------  -------------------- --------------------  -------------------- --------------------
Balance End of Period       $ 1,955   100.0 %    $   1,390   100.0 %  $1,030     100.0 %     $ 600   100.0 %       $ 363   100.0 %
                           ===================  ==================== ====================  ==================== ====================

TABLE 7


The following table shows the amounts of non-performing assets at the dates indicated.

                                                                                DECEMBER 31,
                                                   -----------------------------------------------------------------------
(Dollars in Thousands)                                2003           2002           2001          2000           1999
                                                   ------------   ------------  -------------  ------------   ------------
Nonaccrual loans excluded from impaired loans:
   Commercial                                          $   150        $    22        $    --        $   --         $   --
   Consumer                                                 36             34             --            --             --
Accruing loans- past due 90 days or more:
   Commercial                                               --             --            266            39             --
Impaired loans:
   Commercial                                              324            240             --            --             --
                                                   ------------   ------------  -------------  ------------   ------------
Total non-performing assets                            $   510        $   296        $   266        $   39         $   --
                                                   ============   ============  =============  ============   ============


         At December 31, 2003, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. It is the Company's policy to apply all payments received on nonaccrual loans to principal until the balance has been satisfied or the loan returns to accrual status. During 2003, $35,158 in gross interest income would have been recorded on nonaccrual and impaired loans had the loans been accruing interest throughout the period.

LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At December 31, 2003, total loans were $169.0 million, a 39.7% increase from the $121.0 million in loans outstanding at December 31, 2002. Total loans at December 31, 2002 represented a 40.5% increase from the $86.1 million of loans at December 31, 2001. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is largely confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Virtually all of the Company's commercial real estate mortgage and development loans, which account for approximately 78% of our total loans at December 31, 2003, relate to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. While the region has experienced some decline in economic activity during 2002 and 2003, the local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect to properties occupied or managed by the owner.

         The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 8, 25% of the Company's loans are fixed rate loans and 99% of the Company's loans reprice or have a maturity date that falls within five-years.

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 7.5% of the loan portfolio at December 31, 2003, as compared to 8.9% at December 31, 2002 and 10.4% at December 31, 2001.

TABLE 8

         Table 8 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 2003. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.

                                                            DECEMBER 31, 2003
                                       -----------------------------------------------------
                                                       AFTER ONE
                                          WITHIN      YEAR THROUGH   AFTER FIVE
(Dollars in thousands)                   ONE YEAR      FIVE YEARS      YEAR          TOTAL
                                       -----------------------------------------------------
Construction loans                      $  18,130     $      --      $     --      $  18,130
Commercial loans                           22,061          2,824           --         24,885
Commercial real estate loans               43,975         67,604        1,737        113,316
Real estate 1-4 family residential          2,735            699          367          3,801
Home equity loans                           3,193             --           --          3,193
Consumer loans                              3,918          1,773           --          5,691
Overdrafts                                     31             --           --             31
                                       -----------------------------------------------------
Total                                   $  94,043     $   72,900     $  2,104     $  169,047
                                       =====================================================


                                                            DECEMBER 31, 2003
                                       -----------------------------------------------------
                                                       AFTER ONE
                                          WITHIN      YEAR THROUGH   AFTER FIVE
(Dollars in thousands)                   ONE YEAR      FIVE YEARS      YEAR          TOTAL
                                       -----------------------------------------------------
Fixed Rate                              $  16,535     $   24,005     $  2,104     $   42,644
Variable/Adjustable Rate                   77,508         48,895           --        126,403
                                       -----------------------------------------------------
Total                                   $  94,043     $   72,900     $  2,104     $  169,047
                                       =====================================================


         At December 31, 2003, the aggregate amount of loans due after one year which have fixed rates was approximately $26.1 million, and the amount with variable or adjustable rates was approximately $48.9 million.

TABLE 9

The following table presents the composition of the loan portfolio by type of loan at the dates indicated.


                                                                            DECEMBER 31,
                                      ----------------------------------------------------------------------------------------
(Dollars in thousands)                     2003              2002              2001              2000              1999
                                      ---------------   ---------------   ----------------  ----------------  ----------------
Construction loans                       $    18,130       $    12,160         $    9,408        $    4,429         $      --
Commercial loans                              24,885            27,862             23,478            16,842            15,812
Commercial real estate loans                 113,316            70,318             44,192            20,783             9,849
Real estate-1-4 family residential             3,801             2,069              3,363             4,165             1,003
Home equity loans                              3,193             2,390              1,554               546               158
Consumer loans                                 5,691             6,088              4,025             3,275             4,217
Overdrafts                                        31               160                119                --                --
                                      ---------------   ---------------   ----------------  ----------------  ----------------
Total                                        169,047           121,047             86,139            50,040            31,039
Less allowance for loan losses                (1,955)           (1,390)            (1,030)             (600)             (363)
                                      ---------------   ---------------   ----------------  ----------------  ----------------
Total Net Loans                          $   167,092       $   119,657         $   85,109        $   49,440         $  30,676
                                      ===============   ===============   ================  ================  ================

INVESTMENT SECURITIES

         The carrying value (fair value) of the Company's securities portfolio increased $46.3 million to $122.3 million at December 31, 2003 from $76.1 million at December 31, 2002 The carrying value (fair value) of the Company's securities portfolio increased $53.9 million to $76.1 million at December 31, 2002 from $22.1 million at December 31, 2001

          The Company currently, and for all periods shown, classifies its entire securities portfolio as Available-for-Sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as federal funds) is warranted. In general, our investment philosophy is to acquire high quality government agency securities or high grade corporate bonds, with a maturity of five to six years or less in the case of fixed rate securities. In the case of mortgage backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five to six years or less. Mortgage backed securities with a maturity of ten years or more are either adjustable rate securities or the expected life of the mortgage pool is generally no more than five or six years. To the extent possible, we attempt to "ladder" the one time call dates for all our securities. The Company's investment policy is driven by its interest rate risk process and the need to minimize the effect of changing interest rates to the entire balance sheet.

         TABLE 10

The following table presents detail of investment securities in our portfolio at the dates indicated.

                                                                                    DECEMBER 31,
                                                   ------------------------------------------------------------------------------
                                                            2003                       2002                       2001
                                                   ------------------------------------------------------------------------------
                                                                 Percent of                 Percent of                Percent of
(Dollars in thousands)                               Balance     Portfolio     Balance      Portfolio     Balance     Portfolio
                                                   ------------------------  -------------------------  -------------------------
Available for Sale (at Estimated Market Value):
   U.S. Agency                                        $ 94,929       77.6%      $  35,298       46.4%       $  3,593       16.2%
   Mortgage-backed securities                           16,250       13.3%         20,954       27.5%          6,451       29.2%
   Adjustable rate mortgage-backed securities            3,677        3.0%          6,159        8.1%          1,699        7.7%
   Corporate bonds                                       6,571        5.4%         13,023       17.1%          9,942       44.9%
   Restricted stock                                        901        0.7%            629        0.8%            434        2.0%
                                                   ------------------------  -------------------------  -------------------------
Total                                                $ 122,328      100.0%      $  76,063      100.0%      $  22,119      100.0%
                                                   ========================  =========================  =========================

TABLE 11

         The following table presents the amount and maturities of the investment securities in our portfolio.


MATURITY OF SECURITIES
                                               Years to Maturity
-----------------------------------------------------------------------------------------------------------------
                                         Within            Over 1 Year       Over 5 Years             Over
      (Dollars in thousands)             1 Year          through 5 Years    through 10 Years         10 Years            Total
-----------------------------------------------------------------------------------------------------------------------------------
                                     Amount   Yield       Amount   Yield      Amount  Yield      Amount    Yield    Amount   Yield
-----------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS AVAILABLE-FOR-SALE:
U. S. Agency                         $   --      --    $ 59,810   2.79%    $ 32,058   4.18%   $   3,061   6.00%  $  94,929   3.36%
Mortgage-backed securities               54   6.33%         878   4.69%         761   5.04%      14,557   4.70%     16,250   4.72%
Adjustable rate mortgage-backed
securities                               --      --          --      --          --      --       3,677   4.06%      3,677   4.06%
Corporate bonds                          --      --       5,520   5.03%       1,051   4.50%          --      --      6,571   4.95%
Restricted stock                         --      --          --      --          --      --         901   4.78%        901   4.78%
                                   ---------        ------------         -----------        ------------        -----------
  Total Debt Securities
   Available-for-Sale                $   54   6.33%    $ 66,208   3.00%    $ 33,870  4.21%    $ 22,196    4.78%  $ 122,328   3.66%
                                   =========        ============         ===========        ============        ===========

         For additional information regarding the investment portfolio, see Note 2 to the consolidated financial statements for the year ended December 31, 2003.

         At December 31, 2003, there were no issuers, other than issuers who are US government agencies, whose securities owned by the Company had an aggregate book value of more than 10% of total stockholders' equity of the Company.

OFF BALANCE SHEET ARRANGEMENTS

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

         The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                   2003           2002
                                 --------       --------
                                 (Dollars in thousands)

Commitments to extend credit     $25,863        $24,864
Stand-by letters-of-credit         1,371            420

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

         With the exception of these off-balance sheet arrangements, and the Company's obligations in connection with its trust preferred securities, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For further information, see Notes 11 and 17 to the consolidated financial statements.

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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At December 31, 2003, our Basic Surplus ratio (net access to cash and secured borrowings as a percentage of total assets) was approximately 10% compared to the present internal minimum guideline range of 5% to 10%.

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

         At December 31, 2003 we were modestly liability sensitive in the short term and then we become asset sensitive out beyond one year. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors. These products may not reprice consistently with assets such as variable rate commercial loans or other loans that immediately reprice as the prime rate changes. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50bp up and 50bp down increments but not below zero. At December 31, 2003, the following 12-month impact on net interest income is estimated to range from a positive impact of 2% if rates rise to a negative impact of 7% if rates continue to decline for the multiple scenarios. The Company believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of December 31, 2003. The Company is positioned to substantially improve earnings if and when rates rise. With respect to further reductions in rates, Declining Rate scenario and the Ramp Down scenarios, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 200 basis point decline is realistic given the already extremely low interest rates. Thus management believes the exposure to further changes in interest rates would not have a material negative effect on the results of operations.

Static rates                               -0- %
Most Likely rates                        (0.4) %
Ramp Up 100bp-12 Months                   1.9  %
Ramp Up 200bp-12 Months                   2.2  %
Ramp Down 100 bp-12 Months               (2.1) %
Ramp Down 200bp-12 Months                (4.3) %
Rising rate scenario                      0.7  %
Declining rate scenario                  (7.0) %

TABLE 12


(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                     Match Funding Matrix
                                                      James Monroe Bank
                                                      December 31, 2003
--------------------------------------------------------------------------------------------------------------------------------

                         60+       37 - 60    25 - 36    13 - 24    10 - 12      7 - 9      4 - 6      1 - 3
              ASSETS>   MONTHS      MONTHS     MONTHS     MONTHS     MONTHS     MONTHS     MONTHS     MONTHS      0/N    TOTAL

--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES             32,015      43,409     46,494     51,886     18,290     14,630     22,620     25,240    51,171  305,755
& EQUITY

--------------------------------------------------------------------------------------------------------------------------------

 60 +        101,586    32,015      43,409     26,162                                                                   101,586
MONTHS

--------------------------------------------------------------------------------------------------------------------------------

 37 - 60       1,150                            1,150                                  ASSET SENSITIVE                    1,150
 MONTHS

--------------------------------------------------------------------------------------------------------------------------------

25 - 36          573                              573                                                                       573
 MONTHS

--------------------------------------------------------------------------------------------------------------------------------

13 - 24        2,469                            2,469                                                                     2,469
 MONTHS

--------------------------------------------------------------------------------------------------------------------------------

10 - 12       13,238                           13,238                                                                    13,238
 MONTHS

--------------------------------------------------------------------------------------------------------------------------------

 7 - 9        11,355                            2,902      8,453                                                         11,355
 MONTHS

--------------------------------------------------------------------------------------------------------------------------------

 4 - 6         8,830                                       8,830                                                          8,830
 MONTHS

--------------------------------------------------------------------------------------------------------------------------------

 1 - 3       159,564                                      34,603     18,290     14,630     22,620     25,240    44,181  159,564
 MONTHS

--------------------------------------------------------------------------------------------------------------------------------


  O/N          6,990           LIABILITY SENSITIVE                                                               6,990    6,990

--------------------------------------------------------------------------------------------------------------------------------


 TOTAL       305,755    32,015      43,409     46,494     51,886     18,290     14,630     22,620     25,240    51,171  305,755

--------------------------------------------------------------------------------------------------------------------------------


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

TABLE 13

Table 13 provides information regarding the Company's noninterest income for the periods indicated.

                                                           DECEMBER 31,
                                                      ----------------------
(Dollars in thousands)                                 2003    2002    2001
                                                      ------  ------  ------
Service charges on deposit accounts                   $  290  $ 263   $ 263
Cash management fee income                               113    130     113
Gain on sale of securities                               299    244     107
Gain on sale of mortgages                                255     --      --
Other fee income                                         190    123      71
                                                      ------  -----   -----
                          Total Noninterest Income    $1,147  $ 760   $ 554
                                                      ======  =====   =====

         The increases in noninterest income for the each period shown are the result of the continued growth of the Company and the expansion of products resulting in fee income. During the second quarter of 2003, we began originating conforming residential mortgage loans on a pre-sold basis, for sale to secondary market investors, servicing released. In addition, the Company earned cash management fees relating to off-balance sheet customer sweep accounts which had average balances of between $16 and $24 million during 2003. During 2003, cash management fees have declined primarily due to lower balances resulting from commercial customers not utilizing the product during this sustained extremely low interest rate environment.

TABLE 14

Major expense categories that exceed 1% of operating revenues for the comparative years ended December 31 are as follows:

                                                        DECEMBER 31,
                                                ----------------------------
(Dollars in thousands)                            2003      2002      2001
                                                --------  --------  --------
Salaries and benefits                           $ 3,240   $ 2,220   $ 1,513
Occupancy cost, net                                 611       541       367
Equipment expense                                   430       308       184
Data processing costs                               373       360       269
Advertising and public relations                    102       123        84
Professional fees                                   197       168       181
Courier and express services                        134       105        73
State franchise tax                                 217       155       107
Other                                               660       414       255
                                                -------   -------   -------
                    Total Noninterest Expense   $ 5,964   $ 4,394   $ 3,033
                                                =======   =======   =======

         Non-interest expense increased $1.6 million or 35.7% from $4.4 million for the year ended December 31, 2002, to $6.0 million for 2003. Approximately 60% of this increase is in salary and benefit costs. In the second quarter of 2003 the

Company added personnel to staff the newly formed mortgage division and during 2003 the Company added a number of commercial loan officers and processing staff to support the growth in customers and transactions being processed. Salaries and benefits also includes the commissions paid to loan originators in the newly established mortgage division. The increase in occupancy cost is due to a full year of costs related to two facilities opened in 2002. The rise in equipment expense is attributable to additional investments in technology. Growth in other expenses is due in part to costs related to new products such as lockbox services and loans originated through the newly formed mortgage division.

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

TABLE 15

The following table reflects average deposits and average rates paid by category for the periods indicated.

                                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------
                                                           2003                    2002                     2001
                                                   --------------------------------------------------------------------
(Dollars in thousands)                             Average     Average      Average    Average      Average     Average
                                                   Balance      Rate        Balance     Rate        Balance      Rate
                                                   --------------------------------------------------------------------
Deposits
    Noninterest-bearing demand                      $ 69,124       --%      $ 39,554       --%       $28,786        --%
    Interest-bearing demand                           10,919     0.81          5,739     1.06          4,851      1.61
    Money Market                                     113,802     1.81         69,037     2.53         33,516      3.59
    Savings                                            1,954     1.32          1,240     1.77            687      2.47
    Certificates of deposit of $100,000 or more       27,954     2.62         24,528     3.70         15,123      5.73
    Other time                                        14,589     2.62         16,853     3.86         13,523      5.58
                                                   --------------------------------------------------------------------
Total interest bearing depsoits                     $169,218     1.95%      $117,397     2.89%       $67,700      4.31%
                                                    --------                --------                -------
Total Deposits                                      $238,342                $156,951                $96,486
                                                    ========                ========                =======

TABLE 16

         The following table indicates the amount of certificates of deposit of $100,000 or more and less than $100,000, and their remaining maturities.

                                                      3 MONTHS     4 TO 6      7 TO 12      OVER 12
(Dollars in thousands)                                 OR LESS     MONTHS       MONTHS      MONTHS       TOTAL
                                                      ---------------------------------------------------------

Certificates of deposit less than $100MM              $  3,249    $ 3,402     $  5,410     $ 2,479    $ 14,540
Certificates of deposit of $100MM or more                7,634      5,428       19,197       1,713      33,972
                                                      ---------------------------------------------------------
                                                      $ 10,883    $ 8,830     $ 24,607     $ 4,192    $ 48,512
                                                      =========================================================

CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At December 31, 2003, stockholders' equity increased $14.7 million from the $19.2 million of equity at December 31, 2002 primarily as a result of the $2.6 million in retained earnings for 2003 and the $12.8 million net proceeds from the equity sold in November 2003.

         The Company has reported a steady improvement in earnings since the Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and have continued with $810 thousand of earnings in 2000, $1.1 million of earnings for 2001, $1.6 million of earnings for 2002, and $2.6 million of earnings for 2003. One of the Company's first strategies was to restore the lost capital from the initial organization costs of $254 thousand and the accumulated earnings loss of $452 thousand for 1998. As of December 31, 2001, the earnings for 2000 and 2001 had recouped the losses and at December 31, 2002 the Company had retained earnings of approximately $2.9 million. In addition, the Company has fully utilized its net operating losses for tax purposes beginning in September 2001 and has been at a 34% effective tax rate since that date.

         For information regarding our regulatory capital ratios, please refer to note 10 to the consolidated financial statements.

         The Federal Reserve is currently reviewing the capital treatment of trust preferred securities, in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result of such review, the capital treatment of trust preferred securities, which can be counted as Tier 1 capital at the holding company level, up to 25% of total capital, may be adversely affected. At December 31, 2003 trust preferred securities represented 21.0% of the Company's tier one capital and 20.1% of its total capital. Future trust preferred issuances to increase holding company capital levels may not be available. In the event of adverse changes in the capital treatment for trust preferred securities, the Company may be required to raise additional equity capital, through the sale of common stock or otherwise, sooner than it would otherwise do so.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITOR'S REPORT








To the Stockholders and Directors
James Monroe Bancorp, Inc. and Subsidiaries
Arlington, Virginia


         We have audited the accompanying consolidated balance sheets of James Monroe Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James Monroe Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 9, 2004

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
                    (Dollars in thousands, except share data)

                                                                 DECEMBER 31,
                                                              ----------------
ASSETS                                                        2003        2002
                                                              ----        ----
Cash and due from banks                                     $ 11,908   $ 11,051
Interest bearing deposits in banks                                 -        655
Federal funds sold                                                 -     28,826
Securities available for sale, at fair value                 122,328     76,063
Loans held for sale                                              561          -
Loans, net of allowance for loan losses of $1,955 in
  2003 and $1,390 in 2002                                    167,092    119,657
Bank premises and equipment, net                               1,388      1,333
Accrued interest receivable                                    1,336        916
Other assets                                                   1,038        292
                                                            --------   --------

TOTAL ASSETS                                                $305,651   $238,793
                                                            ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Noninterest bearing deposits                              $ 65,598   $ 66,729
  Interest bearing deposits                                  189,518    147,141
                                                            --------   --------
   Total deposits                                            255,116    213,870
Federal funds purchased                                        6,886          -
Trust preferred capital notes                                  9,000      5,000
Accrued interest payable and other liabilities                   758        728
                                                            --------   --------
   Total liabilities                                         271,760    219,598
                                                            --------   --------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized 5,000,000 shares;
     issued and outstanding 2,943,802 shares in 2003,
     1,840,677 shares in 2002.                                 2,944      1,841
 Capital surplus                                              25,425     13,354
 Retained earnings                                             5,491      2,894
 Accumulated other comprehensive income, net                      31      1,106
                                                            --------   --------
   Total stockholders' equity                                 33,891     19,195
                                                            --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $305,651   $238,793
                                                            ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 2003, 2002 and 2001
                 (Dollars in thousands, except per share data)

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          2003     2002    2001
                                                        -------  -------  ------

INTEREST AND DIVIDEND INCOME:
 Loans, including fees                                  $ 9,658  $ 7,757  $5,643
 Loans held for sale                                         60       --      --
 Securities, taxable                                      3,118    2,062   1,464
 Federal funds sold                                         189      260     379
 Other interest income                                        1       12      62
                                                        -------  -------  ------
   Total interest and dividend income                    13,026   10,091   7,548
                                                        -------  -------  ------
INTEREST EXPENSE:
  Deposits                                                3,293    3,391   2,918
  Borrowed funds                                            325      218      --
                                                        -------  -------  ------
   Total interest expense                                 3,618    3,609   2,918
                                                        -------  -------  ------
   Net interest income                                    9,408    6,482   4,630
PROVISION FOR LOAN LOSSES                                   662      483     450
                                                        -------  -------  ------
   Net interest income after provision for loan losses    8,746    5,999   4,180
                                                        -------  -------  ------
NONINTEREST INCOME:
 Service charges and fees                                   290      263     263
 Gain on sales of securities                                299      244     107
 Gain on sales of loans                                     255       --      --
 Other                                                      303      253     184
                                                        -------  -------  ------
   Total noninterest income                               1,147      760     554
                                                        -------  -------  ------
NONINTEREST EXPENSES:
 Salaries and wages                                       2,678    1,907   1,307
 Employee benefits                                          562      313     206
 Occupancy expenses                                         611      541     367
 Equipment expenses                                         430      308     184
 Other operating expenses                                 1,683    1,325     969
                                                        -------  -------  ------
   Total noninterest expenses                             5,964    4,394   3,033
                                                        -------  -------  ------
   Income before income taxes                             3,929    2,365   1,701
PROVISION FOR INCOME TAXES                                1,328      812     589
                                                        -------  -------  ------
   Net income                                           $ 2,601  $ 1,553  $1,112
                                                        =======  =======  ======

EARNINGS PER SHARE, basic                               $  1.09  $  0.75  $ 0.62
EARNINGS PER SHARE, diluted                             $  1.02  $  0.72  $ 0.59

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2003, 2002 and 2001
                             (Dollars in thousands)

                                                                                 ACCUMULATED
                                                                                    OTHER                              TOTAL
                                         COMMON       CAPITAL     RETAINED      COMPREHENSIVE     COMPREHENSIVE     STOCKHOLDERS'
                                          STOCK       SURPLUS     EARNINGS         INCOME            INCOME            EQUITY
                                         ------       -------     --------      -------------     --------------    ------------
BALANCE, DECEMBER 31, 2000               $  959       $ 9,506      $  229          $    39                           $ 10,733
Comprehensive income:
 Net income                                                         1,112                            $ 1,112            1,112
 Net change in unrealized gains on
   available for sale securities, net
   of deferred taxes of $91                                                                              176
 Less: reclassification adjustment,
    net of income taxes of $36                                                                           (71)
                                                                                                     -------
    Other comprehensive income, net of
       tax                                                                             105               105              105
                                                                                                      ------
 Total comprehensive income                                                                          $ 1,217
                                                                                                     =======
 Exercise of stock options                    1            16                                                              17
                                         ------       -------      ------          -------                           --------
BALANCE, DECEMBER 31, 2001                  960         9,522       1,341              144                             11,967
Comprehensive income:
    Net income                                                      1,553                            $ 1,553            1,553
    Net change in unrealized gains on
       available for sale securities,
       net of deferred taxes of $579                                                                   1,123
 Less: reclassifications adjustment,
    net of income taxes of $83                                                                          (161)
                                                                                                     -------
   Other comprehensive income, net of                                                  962               962              962
       tax
                                                                                                     -------
 Total comprehensive income                                                                          $ 2,515
                                                                                                     =======
 Exercise of stock options                    7            60                                                              67
   Issuance of common stock                 261         4,385                                                           4,646
   Effect of  stock split                   613          (613)                                                             --
                                         ------       -------      ------          -------                           --------
BALANCE, DECEMBER 31, 2002                1,841        13,354       2,894            1,106                             19,195
Comprehensive income:
   Net income                                                       2,601                            $ 2,601            2,601
   Net change in unrealized gains on
       available for sale securities, net
       of deferred taxes of $452                                                                        (878)
 Less: reclassification adjustment,
   net of income taxes of $102                                                                          (197)
                                                                                                     -------
   Other comprehensive loss, net of
       tax                                                                          (1,075)           (1,075)          (1,075)
                                                                                                     -------
   Total comprehensive income                                                                        $ 1,526
                                                                                                     =======
   Exercise of stock options                 40           330                                                             370
   Issuance of common stock                 603        12,201                                                          12,804
   Effect of stock split                    460          (460)                                                             --
   Cash paid in lieu of fractional
       shares                                                          (4)                                                 (4)
                                         ------       -------      ------          -------                           --------
BALANCE, DECEMBER 31, 2003               $2,944       $25,425      $5,491          $    31                           $ 33,891
                                         ======       =======      ======          =======                           ========

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2003, 2002 and 2001
                             (Dollars in thousands)


                                                                                             YEARS ENDED DECEMBER 31
                                                                             ---------------------------------------------------
                                                                                 2003                  2002              2001
                                                                             ---------------      ---------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                   $       2,601        $       1,553      $    1,112
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                         323                  257             177
  Provision for loan losses                                                             662                  483             450
  Amortization of bond premium                                                          439                  212              46
  Accretion of bond discount                                                            (69)                 (67)            (49)
  Realized (gain) on sales of securities available for sale                            (299)                (244)           (107)
  Realized (gain) on sales of mortgage loans held for sale                             (255)                  --              --
  Origination of mortgage loans held for sale                                       (17,222)                  --              --
  Proceeds from sales of mortgage loans held for sale                                16,916                   --              --
  Deferred income tax (benefit)                                                        (220)                (109)           (125)
  (Increase) in accrued interest receivable                                            (420)                (285)            (64)
  (Increase) decrease in other assets                                                    28                 (196)            (48)
  Increase (decrease) in accrued interest payable and other liabilities                  30                  119             (23)
                                                                             ---------------       --------------    ------------
   Net cash provided by operating activities                                          2,514                1,723           1,369
                                                                             ---------------       --------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                       (144,197)             (85,969)        (21,655)
  Proceeds from calls and maturities of securities available for sale                23,835               27,223          13,889
  Proceeds from sales of seurities available for sale                                72,397                6,359           5,955
  Purchases of premises and equipment                                                  (378)                (583)           (492)
  (Increase) decrease in interest bearing cash balances                                 655                1,380             (25)
  (Increase) decrease in Federal funds sold                                          28,826              (19,357)            464
  Net (increase) in loans                                                           (48,097)             (35,031)        (36,119)
                                                                             ---------------       --------------    ------------
   Net cash (used in) investing activities                                          (66,959)            (105,978)        (37,983)
                                                                             ===============       ==============    ============
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, savings deposits
   and money market accounts                                                         31,054               90,879          33,178
  Net increase in time deposits                                                      10,192                8,732           3,039
  Net increase in Federal funds purchased                                             6,886                   --              --
  Proceeds from issuance of common stock                                             13,174                4,713              17
  Proceeds from issuance of trust preferred capital notes                             4,000                5,000              --
  Cash paid in lieu of fractional shares                                                 (4)                  --              --
                                                                             ---------------       --------------    ------------
   Net cash provided by financing activities                                         65,302              109,324          36,234
                                                                             ===============       ==============    ============

   Increase (decrease) in cash and due from banks                                       857                5,069            (380)
CASH AND DUE FROM BANKS
  Beginning                                                                          11,051                5,982           6,362
                                                                             ---------------       --------------    ------------
  Ending                                                                      $      11,908        $      11,051      $    5,982
                                                                             ===============       ==============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid on deposits and borrowed funds                                $       3,709        $       3,640      $    2,945
                                                                             ===============       ==============    ============
  Income taxes paid                                                           $       1,272        $         859      $      732
                                                                             ===============       ==============    ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   UNREALIZED GAIN (loss) on securities available for sale                    $      (1,629)       $       1,458      $      160
                                                                             ===============       ==============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Audited Consolidated Financial Statements

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

NOTE 1.       NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

              BASIS OF PRESENTATION AND CONSOLIDATION

              The consolidated financial statements include the accounts of James Monroe Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, James Monroe Bank (the "Bank"), James Monroe Statutory Trust I ("Trust I") and James Monroe Statutory Trust II ("Trust II"). In consolidation, significant inter-company accounts and transactions have been eliminated.

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

              INTEREST BEARING DEPOSITS IN BANKS

              Interest bearing deposits in banks mature within one month and are carried at cost.

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

              Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

              LOANS HELD FOR SALE

              Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

              Stock Compensation Plans

              At December 31, 2003, the Company has three stock-based compensation plans which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                              YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                      2003            2002             2001
                                                      ----            ----             ----
                                                  (Dollars in thousands, except per share data)

             Net income, as reported                  $2,601         $1,553          $1,112
             Deduct: Total stock-based employee
             compensation expense determined
             under fair value based method for
             all awards                                 (299)           (75)            (86)
                                                      ------         ------          ------
             Pro forma net income                     $2,302         $1,478          $1,026
                                                      ======         ======          ======

             Earnings per share:
                  Basic - as reported                  $1.09          $0.75           $0.62
                                                      ======         ======          ======
                  Basic - pro forma                    $0.96          $0.72           $0.57
                                                      ======         ======          ======
                  Diluted - as reported                $1.02          $0.72           $0.59
                                                      ======         ======          ======
                  Diluted - pro forma                  $0.90          $0.68           $0.55
                                                      ======         ======          ======


              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      2003            2002             2001
                                                      ----            ----             ----

              Dividend yield                          0.00%          0.00%            0.00%
              EXPECTED LIFE                       8.3 years       10 years         10 years
              Expected volatility                    32.07%          0.50%            0.50%
              Risk-free interest rate                 4.07%          5.05%            4.93%

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

              Earnings per common share have been computed based on the information in the following table. Shares have been restated to reflect the stock splits as discussed in Note 18. For the year ended December 31, 2003, 2,875 options were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. No options were excluded from the computation of diluted earnings per share for the years ended December 31, 2002 and 2001. For the years presented, there was no adjustment to income from potential common shares.


                                                                                  YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                          2003            2002             2001
                                                                          ----            ----             ----
                                                                                 (Dollars In Thousands)

             Net income                                                  $2,601          $1,553           $1,112
                                                                         ======          ======           ======

             Weighted average common shares outstanding                   2,393           2,055            1,800
             Effect of dilutive options                                     160             106               66
                                                                         ------          ------           ------
             Weighted average common shares outstanding used to
                 calculate diluted earnings per share                     2,553           2,161            1,866
                                                                         ======          ======           ======


              RECENT ACCOUNTING PRONOUNCEMENTS

              In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company's consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

               In November 2002, the FASB issued FASB Interpretation No. 45,
              "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company's consolidated financial position or consolidated results of operations in the future.

              In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Company's investments in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures. The implementation of FIN 46 did not have a significant impact on either the Company's consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company's management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

              In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company's consolidated financial statements.

              In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's consolidated financial statements.

              In November 2003, the FASB's Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Company has included the required disclosures in their consolidated financial statements.

              In December 2003, the FASB issued a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for
              (a) the percentages of each major category of plan assets held,
              (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Adoption of the Statement did not result in an impact on the Company's consolidated financial statements.

NOTE 2.  SECURITIES AVAILABLE FOR SALE

              The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses follows:

                                                               GROSS            GROSS
                                              AMORTIZED      UNREALIZED       UNREALIZED
                                                COST           GAINS            LOSSES        FAIR VALUE
                                              ---------      ----------       ----------      ----------
                                                                         2003
                                           -------------------------------------------------------------
                                                                (Dollars in thousands)
             U.S. Government and
                federal agency                $ 95,196          $  322           $(589)        $ 94,929
             Mortgage backed                    19,883             206            (162)          19,927
             Corporate notes                     6,301             279              (9)           6,571
             Restricted stock                      901              --              --              901
                                              --------          ------           -----         --------
                                              $122,281          $  807           $(760)        $122,328
                                              ========          ======           =====         ========

                                                                         2002
                                           -------------------------------------------------------------
             U.S. Government and
              federal agency                  $ 35,013          $  285           $  --         $ 35,298
             Mortgage backed                    26,606             571             (64)          27,113
             Corporate notes                    12,139             884              --           13,023
             Restricted stock                      629               -              --              629
                                              --------          ------           -----         --------
                                              $ 74,387          $1,740           $ (64)        $ 76,063
                                              ========          ======           =====         ========

              At December 31, 2003, investments in an unrealized loss position are as follows:

                                              DURATION OF UNREALIZED LOSSES
                           -------------------------------------------------------------------
                                 LESS THAN 12 MONTHS                   12 MONTHS OR MORE                           TOTAL
                           ------------------------------         ----------------------------         ----------------------------
                                              UNREALIZED                            UNREALIZED                           UNREALIZED
                           FAIR VALUE           (LOSS)            FAIR VALUE          (LOSS)           FAIR VALUE          (LOSS)
                           ----------         ----------          ----------        ----------         ----------        ----------

U.S. Government
   and federal agency       $51,316             $(589)                $--               $--             $51,316            $(589)
Mortgage backed              10,046              (162)                 --                --              10,046             (162)
Corporate notes               1,051                (9)                 --                --               1,051               (9)
                             ------             -----                 ---               ---             -------            -----
                            $62,413             $(760)                $--               $--             $62,413            $(760)
                            =======             =====                 ===               ===             =======            =====

              The bonds in an unrealized loss position at December 31, 2003 were temporarily impaired due to the current interest rate environment and not increased credit risk. All securities owned by the Company are payable at par at maturity. Of the temporarily impaired securities, fifteen are U.S. Government agency issued bonds (Government National Mortgage Association and the Federal Home Loan Bank) rated AAA by Standard and Poor's, thirteen are government sponsored enterprise issued bonds (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor's, and one is a corporate bond rated BBB by Standard and Poor's.

              The amortized cost and fair value of securities by contractual maturity at December 31, 2003 follows:

                                                                 AMORTIZED              FAIR
                                                                    COST                VALUE
                                                                -----------            -------
                                                                     (Dollars in thousands)

             Due within one year                                 $     54            $     54
             Due after one year but within five years              66,221              66,208
             Due after five years but within ten years             33,884              33,870
             Due after ten years                                   21,221              21,295
                                                                 --------            --------
                                                                 $121,380            $121,427
             Restricted stock                                         901                 901
                                                                 --------            --------
                       Total available for sale securities       $122,281            $122,328
                                                                 ========            ========

              Securities carried at $37,482,000 and $29,244,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

              For the years ended December 31, 2003, 2002 and 2001, proceeds from sales of securities available for sale amounted to $72,397,000, $6,359,000 and $5,955,000, respectively. Gross realized gains amounted to $299,000, $244,000 and $107,000, respectively. The tax provision applicable to these realized gains amounted to $102,000, $83,000 and $36,000, respectively.


NOTE 3.       LOANS AND ALLOWANCE FOR LOAN LOSSES

              Major classifications of loans are as follows:

                                                           DECEMBER 31,
                                                       -------------------
                                                        2003         2002
                                                       ------       ------
                                                      (Dollars in thousands)

             Construction loans                       $ 18,130    $ 12,160
             Commercial loans                           24,885      27,862
             Real estate - commercial                  113,316      70,318
             Real estate - 1 to 4 family residential     3,801       2,069
             Home equity loans                           3,193       2,390
             Consumer loans                              5,691       6,088
             Deposit overdrafts                             31         160
                                                      --------    --------
                                                       169,047     121,047
             Less allowance for loan losses            (1,955)     (1,390)
                                                      --------    --------
                Net loans                             $167,092    $119,657
                                                      ========    ========

              Changes in the allowance for loan losses are as follows:

                                                                        Years ended December 31,
                                                                   2003          2002          2001
                                                                  ------        ------        ------
                                                                         (Dollars in Thousands)

             Beginning balance                                    $1,390        $1,030        $  600
             Loans charged-off                                      (112)         (126)          (20)
             Recoveries of loans previously charged-off               15             3            --
                                                                  ------        ------        ------
                  Net charge offs                                    (97)         (123)          (20)
                                                                  ------        ------        ------
             Provision for loan losses                               662           483           450
                                                                  ------        ------        ------
             Ending balance                                       $1,955        $1,390        $1,030
                                                                  ======        ======        ======

              The following is a summary of information pertaining to impaired loans:

                                                                 December 31,
                                                             -------------------
                                                              2003         2002
                                                             ------       ------
                                                          (Dollars in thousands)


             Impaired loans with a valuation allowance       $ 324        $ 240
             Impaired loans without a valuation allowance       --           --
                                                             -----        -----
             Total impaired loans                            $ 324        $ 240
                                                             =====        =====
             Valuation allowance related to impaired loans   $ 184        $ 115
                                                             =====        =====

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                          2003   2002   2001
                                                         ------ ------ ------
                                                        (Dollars in thousands)

             Average investments in impaired loans       $ 282  $ 243  $ --
                                                         =====  =====  ====
             Interest income recognized on impaired
             loans                                       $  21  $  --  $ --
                                                         =====  =====  ====
             Interest income recognized on a cash
             basis on impaired loans                     $  21  $  --  $ --
                                                         =====  =====  ====

              There were no impaired loans during 2001. No additional funds are committed to be advanced in connection with impaired loans.

              Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $186,000 and $56,000 at December 31, 2003 and 2002, respectively. If interest on these loans had been accrued, such income would have approximated $12,000 for 2003 and $10,000 for 2002. There were no nonaccrual loans in 2001.

              Loans totaling $34,000 were 90 days past due and still accruing interest at December 31, 2003. There were no loans 90 days past due and still accruing at December 31, 2002 and 2001.

NOTE 4.       BANK PREMISES AND EQUIPMENT

              Bank premises and equipment consist of the following:

                                                       DECEMBER 31,
                                                     ---------------
                                                      2003     2002
                                                     ------   ------
                                                  (Dollars in thousands)

             Leasehold improvements                  $  749   $  645
             Furniture and equipment                    763      665
             Computers                                  455      382
             Software                                   278      262
             Premises and equipment in process          118       31
                                                     ------   ------
                                                      2,363    1,985
             Less accumulated depreciation              975      652
                                                     ------   ------
                                                     $1,388   $1,333
                                                     ======   ======

              Depreciation and amortization charged to operations totaled $323,000, $257,000 and $177,000 for the years ended December 31,
              2003, 2002 and 2001, respectively.

NOTE 5.       DEPOSITS

              Interest bearing deposits consist of the following:

                                                                DECEMBER 31,
                                                             ------------------
                                                               2003      2002
                                                             --------  --------
                                                          (Dollars in thousands)

              NOW accounts                                   $ 12,068  $  7,490
              Savings accounts                                  2,846     1,290
              Money market accounts                           126,091   100,040
              Certificates of deposit under $100,000           13,115    12,272
              Certificates of deposit $100,000 and over        33,694    24,315
              Individual retirement accounts                    1,704     1,734
                                                             --------  --------
                                                             $189,518  $147,141
                                                             ========  ========

              At December 31, 2003, the scheduled maturities of time deposits are as follows:

                        (Dollars in thousands)

               2004                  $44,321
               2005                    2,469
               2006                      573
               2007                      691
               2008                      459
                                     -------
                                     $48,513
                                     =======

NOTE 6.       INCOME TAXES

              Significant components of the Company's net deferred tax assets (liabilities) consist of the following:

                                                                 DECEMBER 31,
                                                              -----------------
                                                               2003       2002
                                                              ------     ------
                                                         (Dollars in thousands)
             Deferred tax assets:
               Provision for loan losses                      $ 630       $ 405
               Amortization of organization and
                start-up costs                                    2          12
                                                              -----       -----
                                                                632         417
                                                              -----       -----
             Deferred tax liabilities:
                Depreciation                                    (19)        (24)
                Unrealized gain on securities available for
             sale                                               (16)       (570)
                                                              -----       -----
                                                                (35)       (594)
                                                              -----       -----
             Deferred tax asset (liability), net              $ 597       $(177)
                                                              =====       =====

              Allocation of federal income taxes between current and deferred portions for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                     DECEMBER 31,
                                               -----------------------
                                                2003     2002    2001
                                               ------   ------  ------
                                                (Dollars in thousands)

             Current tax provision             $1,548    $ 921   $ 714
             Deferred tax (benefit)              (220)    (109)   (125)
                                               ------    -----   -----
                                               $1,328    $ 812   $ 589
                                               ======    =====   =====

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2003, 2002 and 2001, due to the following:

                                                         DECEMBER 31,
                                                 --------------------------
                                                  2003      2002      2001
                                                 ------    ------    ------
                                                   (Dollars in thousands)

           Computed "expected" tax expense       $1,336     $804      $578
           Increase (decrease) in income
             taxes resulting from:
               Nondeductible expenses                 9        8        11
               Other                                (17)      --        --
                                                 ------    -----     -----
                                                 $1,328     $812      $589
                                                 ======    =====     =====

NOTE 7.       LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

              The Company leases its facilities under operating leases expiring at various dates through 2011. The leases provide that the Company pay as additional rent, its proportionate share of real estate taxes, insurance, and other operating expenses. The leases contain a provision for annual increases of 3%. Total rental expense for the years ended December 31, 2003, 2002 and 2001 was $450,000, $398,000 and $270,000, respectively.

              The minimum lease commitments for the next five years and thereafter are:

                             (Dollars in thousands)

             2004                           $  650
             2005                              800
             2006                              826
             2007                              829
             2008                              529
             Thereafter                      2,910
                                            ------
                                            $6,544
                                            ======

NOTE 8.       STOCK OPTION PLANS

              The Company's stock option plan (Plan) for key employees is accounted for in accordance with Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The Plan provides that 172,275 shares of the Company's common stock will be reserved for both incentive stock options and non-qualified stock options to purchase common stock of the Company. The exercise price per share for incentive stock options and non-qualified stock options shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised in increments, commencing after the date of grant. One-third of the options granted become vested and exercisable in each of the three years following the grant date. Each incentive and non-qualified stock option granted under this plan shall expire not more than ten years from the date the option is granted.

              In 1999, the Company adopted a stock option plan in which options for 125,400 shares of common stock were reserved for issuance to directors of the Company. The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation has been recognized for grants under this plan. The stock option plan required that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of grant. One-third of the options granted become vested and exercisable in each of the three years following the grant date and shall expire not more than ten years from the date the option is granted.

              In 2003, the Company adopted the 2003 Executive Compensation plan that reserves 250,000 shares of the Company's common stock for both incentive and non-qualified stock options for issuance to employees and directors. The Company applies APB Opinion 25 and related interpretations in accounting for the plan. Accordingly, no compensation has been recognized for grants under this plan. The stock option plan required that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of grant.

              A summary of the status of the Company's employee stock options is presented in the table below. Information has been restated to reflect the stock splits as discussed in Note 18.

                                                     2003                        2002                         2001
                                            ----------------------      ----------------------      -----------------------
                                                          WEIGHTED                    WEIGHTED                     WEIGHTED
                                                          AVERAGE                     AVERAGE                      AVERAGE
                                                          EXERCISE                    EXERCISE                     EXERCISE
                                            SHARES         PRICE        SHARES         PRICE        SHARES          PRICE
                                           --------      ----------    --------      ----------    --------       ----------

Outstanding at beginning of year            135,244        $ 6.22       114,150         $5.58       102,431          $5.33
Granted                                      40,900         23.47        21,094          9.67        11,719           7.73
Exercised                                   (40,312)         6.40            --            --            --             --
Forfeited                                    (2,375)        11.69            --            --            --             --
                                           --------                    --------                    --------
Outstanding at end of year                  133,457         11.36       135,244          6.22       114,150           5.58
                                           ========                    ========                    ========
Options exercisable at year end              99,806        $ 8.20       117,271         $5.75       103,361          $5.42
                                           ========                    ========                    ========
Weighted average fair value of
  options granted during the year          $  10.05                    $   3.80                    $   2.98


              A summary of the status of the Company's director stock options is presented in the table below. Information has been restated to reflect the stock splits as discussed in Note 18.


                                                     2003                        2002                         2001
                                            ----------------------      ----------------------      -----------------------
                                                          WEIGHTED                    WEIGHTED                     WEIGHTED
                                                          AVERAGE                     AVERAGE                      AVERAGE
                                                          EXERCISE                    EXERCISE                     EXERCISE
                                            SHARES         PRICE        SHARES         PRICE        SHARES          PRICE
                                           --------      ----------    --------      ----------    --------       ----------

Outstanding at beginning of year            107,505        $ 6.04       100,875         $5.33       104,063          $5.33
Granted                                     19,994          22.86        18,146          9.87            --             --
Exercised                                       --             --       (11,516)         5.88        (3,188)          5.33
                                           --------                    --------                    --------
Outstanding at end of year                  127,499          8.68       107,505          6.04       100,875           5.33
                                           ========                    ========                    ========
Options exercisable at year end             127,499        $ 8.68       107,505         $6.04       100,875          $5.33
                                           ========                    ========                    ========
Weighted average fair value of
options granted during the year             $ 11.64                    $   3.92                    $     --

              Information pertaining to options outstanding for all plans at December 31, 2003 is as follows:

                                            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                              -----------------------------------------------         ----------------------------
                                                  WEIGHTED
                                                   AVERAGE           WEIGHTED                             WEIGHTED
                                                  REMAINING          AVERAGE                              AVERAGE
        RANGE OF                NUMBER           CONTRACTUAL         EXERCISE           NUMBER            EXERCISE
    EXERCISE PRICES           OUTSTANDING           LIFE              PRICE           EXERCISABLE          PRICE
   -----------------         -------------      -------------       ----------       -------------       ----------

     $5.33 - 7.73              170,400           5.21 years           $ 5.41            170,400            $ 5.41
      9.67 - 9.87               30,162           8.23                   9.78             23,443              9.81
     22.86 - 23.00              51,894           9.63                  22.90             30,628             22.88
     25.24 - 25.90               8,500           9.84                  25.57              2,834             25.57
                             ---------                                               ----------
                               260,956           6.59 years           $10.05            227,305            $ 8.47
                             =========                                               ==========

NOTE 9.       401(K) PLAN

              Effective January 1, 1999, the Company adopted a Section 401(k) plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the 401(k) plan through payroll deductions on a pre-tax basis. The Company may make discretionary contributions to the 401(k) plan based on its earnings. The employer's contributions are subject to a vesting schedule requiring the completion of five years of service before these benefits become vested. A participant's 401(k) plan account, together with investment earnings thereon, is distributable following retirement, death, disability or other termination of employment under various payout options. For the years ended December 31, 2003, 2002 and 2001, expense attributable to the plan amounted to $43,000, $29,000 and $19,000, respectively.

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

              Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank exceeded all capital adequacy requirements to which they are subject.

              As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.

                                                                                                      MINIMUM TO BE WELL
                                                                                                      CAPITALIZED UNDER
                                                                               MINIMUM CAPITAL        PROMPT CORRECTIVE
                                                            ACTUAL               REQUIREMENT          ACTION PROVISIONS
                                                      ------------------      -----------------       -------------------
                                                      AMOUNT       RATIO      AMOUNT      RATIO        AMOUNT       RATIO

     As of December 31, 2003:
        Total Capital (to Risk Weighted Assets):
          Consolidated                                $44,818       22.9%     $15,660       8.0%         N/A         N/A
          Bank                                        $24,995       13.1%     $15,316       8.0%        $19,145     10.0%
        Tier 1 Capital (to Risk Weighted Assets):
          Consolidated                                $42,863       21.9%     $ 7,830       4.0%         N/A         N/A
          Bank                                        $23,040       12.0%     $ 7,658       4.0%        $11,487      6.0%
        Tier 1 Capital (to Average Assets):
          Consolidated                                $42,863       14.3%     $12,003       4.0%         N/A         N/A
          Bank                                        $23,040        8.0%     $11,461       4.0%        $14,326      5.0%

     As of December 31, 2002:
        Total Capital (to Risk Weighted Assets):
          Consolidated                                $24,479       16.4%     $11,964       8.0%         N/A         N/A
          Bank                                        $17,754       12.0%     $11,843       8.0%        $14,804     10.0%
        Tier 1 Capital (to Risk Weighted Assets):
          Consolidated                                $23,089       15.4%     $ 5,982       4.0%         N/A         N/A
          Bank                                        $16,634       11.1%     $ 5,922       4.0%        $ 8,882      6.0%
        Tier 1 Capital (to Average Assets):
          Consolidated                                $23,089       10.5%     $ 8,772       4.0%         N/A         N/A
          Bank                                        $16,634        7.7%     $ 8,499       4.0%        $ 1,623      5.0%

              RESTRICTION ON DIVIDENDS

              Prior approval of the Bank's regulatory agencies is required to pay dividends which exceed the Bank's net profits for the current year, plus its retained net profits for the preceding two years. At December 31, 2003, the Bank could pay $5,371,000 in dividends without prior regulatory approval. The Bank did not pay any cash dividends during the years ended December 31, 2003, 2002 or 2001.

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

              The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                        2003            2002
                                                        ----            ----
                                                       (Dollars in thousands)

                    Commitments to extend credit       $25,863        $24,864
                    Stand-by letters-of-credit           1,371            420

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

              The Company maintains a portion of its cash balances with several financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Unsecured balances were approximately $328,000 at December 31, 2003.

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

              Aggregate loan balances with related parties totaled $4,319,000 and $1,252,000 at December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, total principal additions were $3,528,000 and total principal payments were $461,000.

NOTE 13.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

              CASH AND CASH EQUIVALENTS - For these instruments, the carrying amount is a reasonable estimate of fair value.

              INTEREST BEARING DEPOSITS IN BANKS - The carrying amounts of interest bearing deposits maturing within ninety days approximate their fair value.

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

              MORTGAGE LOANS HELD FOR SALE - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

              DEPOSIT LIABILITIES - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

              LONG-TERM BORROWINGS - The fair values of the Company's long-term borrowings are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

              ACCRUED INTEREST - The carrying amounts of accrued interest approximate fair value.

              OFF BALANCE SHEET INSTRUMENTS - Fair values for off-balance sheet credit-related instruments are based on fees currently charged to enter similar arrangements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2003 and 2002, the fair values of loan commitments and standby letters of credit were deemed immaterial.

              The estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 are as follows:

                                      DECEMBER 31, 2003     DECEMBER 31, 2002
                                    --------------------    ------------------
                                     CARRYING       FAIR    CARRYING     FAIR
                                      AMOUNT       VALUE     AMOUNT     VALUE
                                    ----------    -------  ----------  -------
(Dollars in Thousands)
FINANCIAL ASSETS:
 Cash and due from banks             $ 11,908    $ 11,908   $ 11,051  $ 11,051
 Interest bearing deposits in banks        --          --        655       655
 Federal funds sold                        --          --     28,826    28,826
 Securities available for sale        122,328     122,328     76,063    76,063
 Loans held for sale                      561         561         --        --
 Loans                                167,092     164,701    119,657   118,050
 Accrued interest                       1,336       1,336        916       916

FINANCIAL LIABILITIES:
 Deposits                            $255,116    $255,439   $213,870  $214,223
 Federal funds purchased                6,886       6,886         --        --
 Long-term borrowings                   9,000       8,982      5,000     4,997
 Accrued interest                         115         115        206       206

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

NOTE 14.      COMMITMENTS AND CONTINGENT LIABILITIES

              The Bank has unsecured lines of credit with correspondent banks totaling $24,000,000 available for overnight borrowing. The Company had outstanding balances on these lines of $6,886,000 at December 31, 2003. There were no amounts drawn on these lines at December 31, 2002.

              As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final reporting period in the year ended December 31, 2003, the aggregate amount of daily average balances was approximately $5,316,000.

NOTE 15.      OTHER NONINTEREST INCOME AND EXPENSES

              The principal components of other noninterest income in the consolidated statements of income are:

                                              2003        2002          2001
                                             ------      ------        ------
                                                  (Dollars in thousands)

             Cash management fee income      $ 113       $ 130         $ 113
             Other fee income                  190         123            71
                                             -----       -----         -----
                                             $ 303       $ 253         $ 184
                                             =====       =====         =====

              The principal components of other operating expenses in the consolidated statements of income are:

                                                   2003        2002      2001
                                                  ------      ------    ------
                                                      (Dollars in thousands)

             Data processing costs                $  373      $  360     $269
             Advertising and public relations        102         123       84
             Professional fees                       197         168      181
             Courier and express services            134         105       73
             Meals and entertainment                  55          44       38
             Supplies                                 70          75       54
             Postage                                  52          43       35
             State franchise tax                     217         155      107
             Other                                   483         252      128
                                                  ------      ------    -----
                                                  $1,683      $1,325     $969
                                                  ======      ======    =====

NOTE 16.      CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

              Financial information pertaining only to James Monroe Bancorp, Inc. is as follows:


                            CONDENSED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                             2003       2002
                                                             ----       ----
                                                         (Dollars in thousands)
             Assets
             Cash                                           $ 1,351   $    --
             Interest bearing deposits in banks                  --       655
             Securities available for sale, at fair value    17,985     6,113
             Investment in subsidiary bank                   23,068    17,310
             Other assets                                       492       200
                                                            -------   -------
                                                            $42,896   $24,278
                                                            =======   =======

             Liabilities and Stockholders' Equity
             Other liabilities                              $     5   $    83
             Trust preferred capital notes                    9,000     5,000
             Stockholders' equity                            33,891    19,195
                                                            -------   -------
                                                            $42,896   $24,278
                                                            =======   =======

                           CONDENSED INCOME STATEMENTS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                           2003    2002    2001
                                                          ------  ------  ------
                                                          (Dollars in thousands)

   Interest income                                        $  284  $  229  $   62
   Interest expense                                          323     218      --
   Operating expense                                         102      69      49
                                                          ------  ------  ------
   Income (loss) before income tax expense (benefit) and (141) (58) 13 equity in undistributed income of subsidiaries
   Income tax expense (benefit)                              (67)    (20)      6
   Equity in undistributed income of subsidiaries          2,675   1,591   1,105
                                                          ------  ------  ------
             Net income                                   $2,601  $1,553  $1,112
                                                          ======  ======  ======

                        CONDENSED STATEMENTS OF CASH FLOW
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                                2003             2002             2001
                                                                                ----             ----             ----
                                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                   $  2,601         $ 1,553          $ 1,112
 Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
  Equity in undistributed income of subsidiaries                                (2,675)         (1,591)          (1,105)
  (Increase) decrease in other assets                                             (294)           (184)               5
  Increase (decrease) in other liabilities                                           4               1               (4)
                                                                              --------         -------          -------
  Net cash provided by (used in) operating activities                             (364)           (221)               8
                                                                              --------         -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities available for sale                                    (17,011)         (7,121)              --
 Proceeds from calls and maturities of securities available for sale             4,901           1,249               --
 Investment in subsidiary bank                                                  (4,000)         (5,000)              --
 (Increase) decrease in interest bearing deposits in banks                         655           1,380              (25)
                                                                              --------         -------          -------
   Net cash (used in) investing activities                                     (15,455)         (9,492)             (25)
                                                                              --------         -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                         13,174           4,713               17
 Proceeds from issuance of trust preferred capital notes                         4,000           5,000               --
 Cash paid in lieu of fractional shares                                             (4)             --               --
                                                                              --------         -------          -------
   Net cash provided by financing activities                                    17,170           9,713               17
                                                                              --------         -------          -------

   Increase in cash and cash equivalents                                         1,351              --               --

CASH AND CASH EQUIVALENTS, beginning of year                                        --              --               --
                                                                              --------         -------          -------
CASH AND CASH EQUIVALENTS, end of year                                        $  1,351          $   --          $    --
                                                                              ========         =======          =======

NOTE 17.      TRUST PREFERRED CAPITAL SECURITIES

              On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust I's outstanding common securities. On March 26, 2002, $5 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities bear interest at a rate equal to the three-month LIBOR plus 360 basis points, subject to a cap of 11% which is set and payable on a quarterly basis. During 2003, the interest rates ranged from 5.00% to 4.61%. The rate for the quarterly period beginning December 26, 2003, was 4.61%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

              On July 16, 2003, James Monroe Statutory Trust II, a newly formed subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust II's outstanding common securities. On July 31, 2003, $4 million of the trust preferred securities were issued in a private placement transaction. The securities bear interest at a rate equal to the three-month LIBOR plus 310 basis points, subject to a cap of 12% which is set and payable on a quarterly basis. During 2003, the interest rates ranged from 4.21% to 4.24%. The securities have a maturity date of July 31, 2033, and are subject to ranging call provisions beginning July 31, 2008.

              The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At December 31, 2003, all of the trust preferred securities qualified as Tier 1 capital.

              The Company and the Trusts believe that, taken together, the Company's obligations under the junior subordinated debentures, the Indentures, the Trust Declarations and the Guarantees entered into in connection with the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the Trusts' respective obligations with respect to the trust preferred securities.

              Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related trust preferred securities.

NOTE 18.      COMMON STOCK SPLITS

              On July 25, 2002, the Company issued 613,195 additional shares necessary to effect a 3-for-2 common stock split in the form of a 50% stock dividend to shareholders of record July 11, 2002. The earnings per common share for all periods prior to July 2002 have been restated to reflect the stock split.

              On May 16, 2003, the Company issued 459,968 additional shares necessary to effect a 5-for-4 common stock split in the form of a 25% stock dividend to shareholders of record April 25, 2003. The earnings per common share for all periods prior to May 2003 have been restated to reflect the stock split.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

         Dr. Terry L. Collins. Dr. Collins is the Co-Founder and President of Argon Engineering Associates, founded in 1997 (Systems and Information Technology Firm). He was also the Vice President and General Manager of the Falls Church Operation of Raytheon E-Systems from 1989 to 1997.

         Norman P. Horn. Mr. Horn retired in 1997 from his position as a Principal in the Northern Virginia accounting firm, Homes, Lowry, Horn & Johnson, Ltd.

         Dr. David C. Karlgaard. Dr. Karlgaard is the Founder, Chairman and President of PEC Solutions, Inc. an information technology firm (listed on the Nasdaq National Market).

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

         Richard C. Litman. Mr. Litman is a Registered Patent Attorney; President of Litman Law Offices, Ltd.

         John R. Maxwell. Mr. Maxwell has been President and Chief Executive Officer of the Bank since April 1997 and of the Company since its formation.

         Dr. Alvin E. Nashman. Dr. Nashman retired in 1991 from his position of Head of the Systems Group of Computer Sciences Corporation which he held for over 27 years. Mr. Nashman is a Director of Micros to Mainframes (publicly traded on Nasdaq).

         Helen L. Newman. Mrs. Newman was Senior Vice President of Government Operations for Gulfstream Aerospace Corporation until December 31, 2002. She is currently retired.

         Thomas L. Patterson. Mr. Patterson is an attorney with the law firm of Linowes and Blocher, LLP. since May 2000. From November 1998 until May 2000, he was an attorney with the firm of Venable, Baetjer, Howard & Civiletti (or Tucker, Flyer & Lewis, which became a part of that firm in 2000). Mr. Patterson was Vice President - Real Estate Counsel of Federal Realty Investment Trust from March 1997 until September 1998, and prior to that time was an attorney in private practice.

         David W. Pijor. Mr. Pijor has been Chairman of the Bank since February 1997 and Chairman of the Company since its formation. Mr. Pijor has been an attorney in private practice for the past 26 years.

         Russell E. Sherman. Mr. Sherman is the President of the law firm of Sherman & Fromme, P.C.

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

         Based solely upon the Company's review of the copies of the forms which it has received and written representations from the Company's directors, executive officers and ten percent shareholders, the Company is not aware of any failure of any such person to comply with the requirements of Section 16(a), except that Forms 4 reporting the award in July 2003 of options to each of the non-employee directors were filed late.

         Audit Committee. The Board of Directors has a standing Audit Committee. The Audit Committee is responsible for the selection, review and oversight of the Company's independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company's reporting practices and the evaluation of the Company's internal controls and accounting procedures. It also periodically reviews audit reports with the Company's independent auditors. The Audit Committee is currently comprised of Messrs. Horn, Patterson and Karlgaard. Each of the members of the Audit Committee is independent, as determined under the definition of independence adopted by the NASD for audit committee members in Rule 4350(d)(2)(A). The Board of Directors has adopted a written charter for the Audit Committee. During the 2003 fiscal year, the Audit Committee met three times. The Board of Directors has determined that Mr. Horn is an "audit committee financial expert" as defined under regulations of the Securities and Exchange Commission.

         Code of Ethics. The Company has adopted a Code of Ethics that applies to the President and Executive Vice President/Chief Financial Officer. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Richard I. Linhart, Secretary, James Monroe Bancorp, Inc., 3033 Wilson Boulevard 22207.

ITEM 10.  Executive Compensation

         The following table sets forth a comprehensive overview of the compensation for Mr. Maxwell, the President of the Bank and the Company, and Mr. Linhart, the only other executive officer who received total salary and bonuses of $100,000 or more during the fiscal year ended December 31, 2003.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION LONG TERM       COMPENSATION AWARDS
                                         -----------------------------       -------------------
                                                                                  SECURITIES             ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR        SALARY          BONUS            UNDERLYING OPTIONS        COMPENSATION
---------------------------     ----       --------         -------          ------------------        ------------
John R. Maxwell,                2003       $190,000         $80,000                 --                 Less than $10,000
President and Chief             2002       $170,000         $50,400                 --                 Less than $10,000
Executive Officer               2001       $145,833         $38,000                 --                 Less than $10,000

Richard I. Linhart,             2003       $137,000         $45,000              15,000                   $118,808(2)
Executive Vice President        2002       $125,000         $35,000               3,375(1)             Less than $10,000
and Chief Operating Officer     2001       $115,000         $27,000               3,375(1)             Less than $10,000

----------------------------

(1) Adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend paid on July 25, 2002 and a five-for-four stock split in the form of a 25% stock dividend paid on May 16, 2003.
(2) Includes $112,808 of reimbursement for taxes incurred in connection with exercise of nonqualified stock options granted under initial employment agreement, in accordance with the terms of that agreement.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                     Percent of Total
                          Number of Securities      Options Granted to         Exercise
                           Underlying Options          Employees in           Price Per
        Name                    Granted                 Fiscal Year             Share           Expiration Date
        ----              --------------------      ------------------        ---------         ---------------

John R. Maxwell                    --                        --                   --                   --

Richard I. Linhart               15,000                    36.7%                $23.00            11/10/2013

---------------------

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR AND OPTION VALUES

                                                                 Number of Securities           Value of Unexercised
                                                                 Underlying Unexercised        In-The-Money Options at
                                                              Options at December 31, 2003        December 31, 2003
                         Shares Acquired on                   ----------------------------   ---------------------------
         Name                Exercise         Value Realized    Exercisable/Unexercisable    Exercisable/Unexercisable(1)
         ----            ------------------   --------------  ----------------------------   ---------------------------

John R. Maxwell                 --                 $--                 69,150/$--                $1,377,240/$--

Richard I. Linhart            27,750            $472,317              6,125/10,000               $28,271/$22,500

---------------------

(1) Based on $25.25 per share, the last sale price for the common stock as of December 31, 2003.

EMPLOYMENT AGREEMENTS

         John R. Maxwell. We have entered into an agreement with Mr. Maxwell, pursuant to which he serves as President and Chief Executive Officer of the Bank and the Company. Without cause or his consent, he may not be removed from these positions, nor may any executive position higher than his be established. The term of his agreement expires on December 31, 2005, and is subject to automatic one year extensions on each January 1 thereafter, provided that neither we nor Mr. Maxwell has given written notice of intention not to renew at least 90 days prior to the renewal date. The agreement provides for the payment of cash and other benefits to Mr. Maxwell, including a base salary of $190,000 during the period January 1, 2003 to December 31, 2003. Mr. Maxwell's base salary for subsequent periods is subject to annual review by the Board of Directors, and is currently $215,000 for calendar year 2004. He is entitled to a bonus as determined in the Board's discretion, after consultation with Mr. Maxwell. Seventy-five percent of bonuses is to be based on objective performance criteria. Mr. Maxwell is also entitled to $1,700,000 of life insurance at our expense (subject to increase based upon the percentage increase in base salary), use of a car and an automobile allowance, and is entitled to reimbursement of reasonable business expenses. He is also entitled to reimbursement of income taxes payable upon the exercise of 69,150 options (as adjusted for stock splits) previously granted under a prior employment agreement, up to the amount of the tax benefit we realize as a result of the exercise. Mr. Maxwell is entitled to receive supplemental payments upon disability, in excess of those provided under our generally applicable plan, to bring total payments to 100% of his base salary for the first six months of the disability. Subsequently, he will be entitled to receive only payments under our disability income plan, except he shall not be subject to the generally applicable $5,000 monthly payment limit. He is also entitled to participate in any pension, retirement, profit sharing, stock purchase, stock option, insurance, deferred compensation and other benefit plans provided to other executives or employees.

         His agreement terminates as of the end of the initial or any renewal terms if either party gives notice of non-renewal. If he elects not to renew the agreement, he is not entitled to any additional payments, and is subject to a two year non-competition restriction. If we elect not to renew the agreement, Mr. Maxwell is entitled to receive continued salary, bonus and benefits for 18 months, and is subject to the non-competition restriction for that period. If, within 12 months of a change in control (as defined), Mr. Maxwell terminates the agreement after we materially change his status, duties or responsibilities, discontinue compensation plans in which he is participating without providing a comparable replacement plan, limit his outside activities, or assign the agreement or our obligations under the agreement, without his consent, he will be entitled to receive continued salary, bonus and benefits for 24 months, and will be subject to the non-competition restriction for that period. If we terminate the agreement in breach of the agreement, or Mr. Maxwell terminates because of such breach, he will be entitled to receive continued salary, bonus and benefits for 12 months, and outplacement assistance from an organization of his choice, at our expense up to 18% of his base salary at the time of termination, and he will not be subject to the non-competition restriction. The agreement prohibits conflicts of interests, and requires that Mr. Maxwell maintain the confidentiality of nonpublic information regarding us and our customers.

         Richard I. Linhart. We have entered into an agreement with Mr. Linhart, pursuant to which he serves as Executive Vice President and Chief Operating Officer. The current term of Mr. Linhart's agreement expires on December 31, 2006. The agreement provides for the payment of cash and other benefits, including a base salary of $150,000 during the period January 1, 2004 to December 31, 2004. Mr. Linhart's base salary is subject to annual review, provided that the salary may not be less than his base salary for the prior period. In connection with his new employment agreement, Mr. Linhart received non-incentive options under the 1998 Stock Option Plan to purchase 15,000 shares at $23 per share, vesting in three installments. He is also entitled to receive non-incentive options to purchase 7,500 additional shares on each of October 15, 2004 and 2005 at exercise prices equal to the fair market value of the common stock as of such dates, subject to adjustment in accordance with the 2003 Equity Compensation Plan. These options will vest in equal installments over the period from the date of grant through December 31, 2008, subject to acceleration of vesting if Mr. Linhart retires after December 31, 2006. Mr. Linhart will be deemed to be retired if he is not employed by, provided consulting services for or received compensation from any person or entity for services rendered for six months after December 31, 2006. He is entitled to disability payments in the same manner as Mr. Maxwell, except that he is entitled to receive his full salary for the first three months of disability. He is also entitled to major medical health insurance as provided to other officers, to a car allowance in the amount of $600 per month and to participate in any pension, retirement, profit sharing, stock purchase, stock option, insurance, deferred compensation and other benefit plans provided to other executives or employees.

         If Mr. Linhart terminates the agreement for "good reason" (as defined) within 12 months of a "change in control" (as defined), he will be entitled to receive continued salary and benefits for 24 months. If we terminate the agreement in breach of the agreement, or Mr. Linhart terminates as a result of our breach, Mr. Linhart is entitled to receive continued salary, bonus and benefits for the greater of 12 months or the remaining term of the agreement, and outplacement assistance from an organization of his choice, at our expense up to 18% of his base salary at the time of termination.

         401(k) Retirement Plan. We maintain a 401(k) defined contribution plan for all eligible employees. Employees who are at least 21 years of age, have completed at least ninety days of continuous service with James Monroe Bank and have completed at least 1,000 hours of work during any plan year are eligible to participate. Under the plan, a participant may contribute up to 15% of his or her compensation for the year, subject to certain limitations. We may also make, but are not required to make, a discretionary contribution for each participant. The amount of such contribution is determined annually by the Board of Directors, and was 83.33% of employee contributions up to 6% of salary for 2003 and will be 100% of employee contributions up to 6% of salary in 2004. Company contributions totaled $42,787 for the fiscal year ended December 31, 2003. Since the second quarter of 2003, employees participating in the retirement plan may allocate a portion of their available funds for the purchase shares of our common stock. Shares are purchased on a quarterly basis, at market value, and are expected to be issued out of authorized but unissued shares. An aggregate of 100,000 shares have been reserved for issuance under the plan, of which approximately 5,233 have been issued to date.

         Stock Option Plans. We maintain the 1998 Stock Option Plan for key employees, pursuant to which options to purchase up to 172,275 shares of common stock may be issued as either incentive stock options or nonincentive stock options. As of December 31, 2003, 1,806 options remained available for issuance under the 1998 plan.

         We also maintain the 2003 Equity Compensation Plan, approved at the 2003 Annual Meeting of Shareholders. The purpose of the 2003 plan is to promote our long term interests by motivating selected key personnel and directors through the grant of equity compensation, in the form of stock options, restricted stock awards, stock appreciation rights, phantom stock and performance shares. Under this plan, 250,000 shares are available for issuance upon the exercise of awards under the plan. As of December 31, 2003, options to purchase 21,994 shares of common stock had been issued under the plan, and options to purchase 15,000 shares had been reserved for issuance to Mr. Linhart in accordance with his employment agreement. Subsequent to December 31, 2003, options to purchase an aggregate of 78,000 shares of common stock were issued. Mr. Maxwell received an award of options to purchase 40,000 shares at an exercise price of $27.92, 15,000 of which vested immediately, and the remainder of which will vest over five years at a rate of 5,000 per year. Each outside director of the Company received immediately exercisable options to purchase 4,000 shares at an exercise price of $27.92 per share.

DIRECTORS' COMPENSATION

         During 2003 directors received $300 for attendance at meetings of the Board of Directors of the holding Company or the Bank, and $100 for each committee meeting, other than Mr. Pijor, the Chairman, who received a monthly retainer of $2,500 in addition to regular meeting fees. Directors are entitled to receive options under the 2003 Equity Compensation Plan. In 2003, each non-employee director other than Messrs. Horn and Sherman was awarded options to purchase 1,538 shares of common stock at an exercise price of $22.86 per share under the 2003 Equity Compensation Plan. Messrs. Horn and Sherman each received options to purchase 3,076 shares. In 2004, each non-employee director of the Company was awarded options to purchase 4,000 shares of common stock at an exercise price of $27.92 per share, and the one non-employee director of the Bank who is not also a director of the Company was awarded options to purchase 2,000 shares at an exercise price of $27.92 per share

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information as of March 12, 2004 concerning the number and percentage of shares of the common stock beneficially owned by our directors and executive officers, and by all of our directors and executive officers as a group, as well as information regarding each other person known by the Company to own in excess of 5% of the outstanding common stock. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. Except as set forth below, we are not aware of any other person or persons who beneficially own in excess of five percent of the common stock. Further, we are not aware of any arrangement which at a subsequent date may result in a change of control of the Company.

                                                                                    Shares Beneficially
Name                                  Age                Position                         Owned(1)         Percentage
---------------------------------------------------------------------------------------------------------------------
Directors
Dr. Terry L. Collins                   58                Director                         119,991             4.03%
Norman P. Horn                         72                Director                          28,513             0.96%
Dr. David C. Karlgaard                 57                Director                         132,803             4.46%
Richard Linhart                        60        Director, Executive Vice                  48,687             1.64%
                                               President and Chief Operating
                                                          Officer
Richard C. Litman                      46                Director                          79,566             2.67%
John R. Maxwell                        43        Director, President & CEO                113,339             3.73%
Dr. Alvin E. Nashman                   77                Director                          66,179             2.23%
Helen L. Newman                        60                Director                          65,140             2.20%
Thomas L. Patterson                    51                Director                          36,443             1.23%
David W. Pijor                         51        Chairman of the Board and                 50,935             1.71%
                                                         Director
Russell E. Sherman                     67                Director                          34,452             1.16%

Executive Officers and Directors
as a Group  (11 individuals)                                                              776,048            24.25%

Principal Shareholders

Nino Vaghi                                                                                222,984             7.54%
c/o National Mailing Systems
1749 Old Meadow Road
McLean, VA  22101

------------------------------------

(1) The shares "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the General Rules and Regulations of the U.S. Securities and Exchange Commission and may include shares owned by or for the individual's spouse and minor children and any other relative of the individual who lives in the same home, as well as shares to which the individual has, or shares, voting or investment power, or has the right to acquire beneficial ownership within sixty (60) days after March 12, 2004. Beneficial ownership may be disclaimed as to certain of the shares.

         Directors and executive officers beneficially own the following stock options which are exercisable within 60-days following March 12, 2004:
         Collins -- 18,741 shares; Horn -- 16,717 shares; Karlgaard -- 22,491 shares; Linhart -- 5,000 shares; Litman -- 22,116 shares; Maxwell -- 84,150 shares; Nashman -- 5,538 shares; Newman -- 6,929 shares; Patterson -- 14,054 shares; Pijor -- 29,991 shares; Sherman -- 18,217 shares.

(2)      Includes 2,500 shares held individually by his spouse.

(3) Includes 49,722 shares of common stock held individually by Mrs. Newman and 8,489 shares of common stock held individually by her spouse.

(4) Includes 5,625 shares held in a trust for which Mr. Patterson has voting and/or investment power. Does not include 6,335 shares held by Mr. Patterson's sibling for benefit of Mr. Patterson's son.

(5) Includes 13,738 shares held individually by Mr. Pijor, 6,706 shares held jointly, and 500 shares held by his minor children.

         Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding options issuable and issued under our plans under which stock options or other equity based compensation may be granted.

                                          EQUITY COMPENSATION PLAN INFORMATION

                                                                                                            Number of securities
                                                                                                          remaining available for
                                           Number of securities to be                                      future issuance under
                                             issued upon exercise of        Weighted average exercise    equity compensation plans
                                                  outstanding             price of outstanding options,    (excluding securities
           Plan category                   options, warrants and rights         warrants and rights        reflected in column (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                      (a)                               (b)                         (c)
Equity compensation plans
approved by security holders (1)                    260,956                           $10.05                      276,719
Equity compensation plans not
approved by security holders                           0                                N/A                          0
              Total                                 260,956                           $10.05                      276,719

(1) Consists of the 1998 Management Incentive Stock Option Plan, 1999 Director's Stock Option Plan and 2003 Equity Compensation Plan described further in Note 8 to the consolidated financial statements, and under the caption Stock Option Plans and Director's Compensation in Item 10 of this report. Certain employment arrangements of the Company, which have not individually been approved by shareholders, and which are described in response to Item 11 hereof, call for the issuance of options to purchase common stock under the stock option plan which have been approved by shareholders.

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

         The maximum aggregate amount of loans to officers, directors and affiliates of the Company during 2003 amounted to $13,447,241 representing approximately 39.7% of the Company's total shareholders' equity at December 31, 2003. In the opinion of the Board of Directors, the terms of these loans are no less favorable to the Company than terms of the loans from the Company to unaffiliated parties. On December 31, 2003, $6,469,803 of loans were outstanding to individuals who, during 2003, were officers, directors or affiliates of the Company. At the time each loan was made, management believed that the loan involved no more than the normal risk of collectibility and did not present other unfavorable features. None of such loans were classified as Substandard, Doubtful or Loss.

         David W. Pijor has performed legal services for the Company and the Bank in the ordinary course of their businesses, and the Company expects that he will continue to perform services for the Company and the Bank. In 2003, the aggregate fee paid to Mr. Pijor by the Company and the Bank was $135,772. In 2002 he received $78,857 for his services.

ITEM 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.       Description of Exhibits

3(a)          Articles of Incorporation of James Monroe Bancorp, as amended (1)
3(b)          Bylaws of James Monroe Bancorp (2)
4(a)          Indenture, dated as of March 26, 2002 between James Monroe
              Bancorp, Inc. and State Street Bank and Trust Company of
              Connecticut, National Association, as trustee (3)
4(b)          Amended and Restated Declaration of Trust, dated as of March 26,
              2002 among James Monroe Bancorp, Inc., State Street Bank and Trust
              Company of Connecticut, National Association, as Institutional
              Trustee, and John R. Maxwell, David W. Pijor and Richard I.
              Linhart as Administrators (3)
4(c)          Guarantee Agreement dated as of March 26, 2002, between James
              Monroe Bancorp, Inc. and State Street Bank and Trust Company of
              Connecticut, National Association, as trustee (3)
4(d)          Indenture, dated as of July 31, 2003 between James Monroe Bancorp,
              Inc. and U.S. Bank, National Association, as trustee (3)
4(e)          Amended and Restated Declaration of Trust, dated as of July 31,
              2003 among James Monroe Bancorp, Inc., U.S. Bank, National
              Association, as Institutional Trustee, and John R. Maxwell, David
              W. Pijor and Richard I. Linhart as Administrators (3)
4(f)          Guarantee Agreement dated as of July 31, 2003, between James
              Monroe Bancorp, Inc. and U.S. Bank, National Association, as
              trustee (3)
10(a)         Employment contract between James Monroe Bancorp and John R.
              Maxwell(4)
10(b)         Employment contract between James Monroe Bancorp and Richard I.
              Linhart, filed herewith
10(c)         James Monroe Bancorp1998 Management Incentive Stock Option Plan
              (5)
10(d)         James Monroe Bancorp 2000 Director's Stock Option Plan (6)
10(e)         James Monroe Bancorp, Inc. 2003 Equity Compensation Plan (7)
11            Statement re: Computation of Per Share Earnings

              Please refer to Note 1 to the financial statements included in this report.

21            Subsidiaries of the Registrant
23            Independent Auditor's Consent
31(a)         Certification of Chief Executive Officer
31(b)         Certification of Chief Financial Officer
32(c)         Certification of Chief Executive Officer
32(d)         Certification of Chief Financial Officer

--------------------------
(1) Incorporated by reference to exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(2) Incorporated by reference to exhibit 3(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
(3) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
(4) Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(5) Incorporated by reference to exhibit 10(b) to the Company's registration statement on Form SB-2 (No. 333-38098). (6) Incorporated by reference to exhibit 10(c) to the Company's registration statement on Form SB-2 (No. 333-38098). (7) Incorporated by reference to exhibit 10(e) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003

(B)  REPORTS ON FORM 8-K

         A current report on Form 8-K was filed on October 9, 2003, under items 7, 9 and 12 thereof, reporting earnings for the quarter ended September 30, 2003.

ITEM 14.  Principal Accountant Fees and Services

         Audit Fees.

         During 2003, the aggregate amount of fees billed to the Company by Yount, Hyde and Barbour for services rendered by it for the audit of the Company's financial statements and review of financial statements included in the Company's reports on Form 10-QSB, and for services normally provided in connection with statutory and regulatory filings was $55,620. In 2002, Yount Hyde & Barbour billed $29,100 for such services. This category includes fees for services necessary to perform the audit of the Company's financial statements comfort letters and consents in connection with registration statements and other filings with the Securities and Exchange Commission and assistance with and review of documents filed with the Commission.

         Audit-Related Fees.

         During 2003, the aggregate amount of fees billed to the Company by Yount, Hyde and Barbour for assurance and related services reasonably related to the performance of the audit services rendered by it was $8,683. In 2002, Yount Hyde & Barbour billed $476 for such services. These services were the audit of the Company's information technology systems, public funds engagements and assistance regarding financial accounting and reporting standards.

         Tax Fees.

         During 2003, the aggregate amount of fees billed to the Company by Yount, Hyde and Barbour for tax advice, compliance and planning services was $2,275. In 2002, Yount, Hyde & Barbour billed $1,350 for such services. These services were the preparation of federal and state income tax returns and advice regarding tax compliance issues.

         All Other Fees.

         During 2003 and 2002, Yount, Hyde and Barbour did not bill the Company for any other services.

         None of the engagements of Yount, Hyde & Barbour to provide services other than audit services was made pursuant to the de minimus exception to the pre-approval requirement contained in the rules of the Securities and Exchange Commission and the Company's audit committee charter.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JAMES MONROE BANCORP, INC.

March 10, 2004                      By:   /s/ John R. Maxwell
                                          -------------------------------------
                                          John R. Maxwell, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                            TITLE                                   DATE

/s/ Dr. Terry L. Collins          Director                                      March 10, 2004
----------------------------
Dr. Terry L. Collins

/s/ Norman P. Horn                Director                                      March 10, 2004
----------------------------
Norman P. Horn

/s/ Dr. David C. Karlgaard        Director                                      March 10, 2004
----------------------------
Dr. David C. Karlgaard


/s/ Richard I. Linhart            Director, Chief Operating Officer, Secretary  March 10, 2004
----------------------------      (Principal Accounting and Financial Officer)
Richard I. Linhart

/s/ Richard C. Litman             Director                                      March 10, 2004
----------------------------
Richard C. Litman

/s/ John R. Maxwell               President, Chief Executive Officer            March 10, 2004
----------------------------      and Director (Principal Executive Officer)
John R. Maxwell

/s/ Dr. Alvin E. Nashman          Director                                      March 10, 2004
----------------------------
Dr. Alvin E. Nashman

/s/ Helen L. Newman               Director                                      March 10, 2004
----------------------------
Helen L. Newman

/s/ Thomas L. Patterson           Director                                      March 10, 2004
----------------------------
Thomas L. Patterson

/s/ David W. Pijor                Chairman of the Board of Directors            March 10, 2004
----------------------------
David W. Pijor

/s/ Russell E. Sherman            Director                                      March 10, 2004
----------------------------
Russell E. Sherman