Form 10QSB
period 2004-03-31
MONROE JAMES BANCORP INC
filed 2004-05-11
CIK 1114868

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR  15 (d) OF THE EXCHANGE ACT

     For the transition period from  ____________________ to _________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 2004.

Common stock, $1 par value--2,956,887 shares outstanding, without adjustment for the three for two stock split in the form of a 50% stock dividend for shareholders of record on May 14, 2004, payable on June 1, 2004.

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS
                                                                                      Page No.
Part I.   Financial Information

          Item 1.  Financial Statements
                   Consolidated Balance Sheets at March 31, 2004,
                      December 31, 2003, and March 31, 2003                                 3
                   Consolidated Statements of Income for the three months
                      ended March 31, 2004 and 2003                                         4
                   Consolidated Statements of Changes in Stockholders'
                      Equity for the three months ended March 31, 2004 and 2003             5
                   Consolidated Statements of Cash Flows for the three months
                      ended March 31, 2004 and 2003                                         6
                   Notes to Interim Consolidated Financial Statements                       7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                     12

          Item 3.  Controls and Procedures                                                 27

Part II.  Other Information

          Item 1.  Legal Proceedings                                                       28

          Item 2.  Changes in Securities and Small Business Issuer
                   Purchases of Equity Securities                                          28

          Item 3.  Defaults Upon Senior Securities                                         28

          Item 4.  Submission of Matters to a Vote of Security Holders                     28

          Item 5.  Other Information                                                       28

          Item 6.  Exhibits and Reports on Form 8-K                                        28

                          PART I. Financial Information

Item 1. Financial Statements
                                       JAMES MONROE BANCORP, INC.
                                           AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                         March 31, 2004, December 31, 2003, and March 31, 2003
                             (Dollars in thousands, except share data)

                                                         (Unaudited)           (Audited)          (Unaudited)
                                                           MARCH 31,          DECEMBER 31,          MARCH 31,
ASSETS                                                       2004                2003                 2003
                                                        -------------        -------------       -------------
Cash and due from banks                                  $    15,845          $    11,908         $    24,387
Interest bearing deposits in banks                                --                   --               1,461
Federal funds sold                                            16,365                   --              22,566
Securities available for sale, at fair value                 110,158              122,328              65,066
Mortgages held for sale                                          590                  561                 206
Loans, net of allowance for loan losses of $2,111
  at March 31, 2004, $1,955 at December 31, 2003 and
  $1,513 at March 31, 2003                                   187,203              167,092             131,967
Bank premises and equipment, net                               1,613                1,388               1,399
Accrued interest receivable                                    1,536                1,336                 957
Other assets                                                     794                1,038                 340
                                                        -------------        -------------       -------------
TOTAL ASSETS                                             $   334,104          $   305,651         $   248,349
                                                        =============        =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing deposits                           $    91,350          $    65,598         $    70,745
  Interest bearing deposits                                  192,031              189,518             152,573
                                                        -------------        -------------       -------------
Total deposits                                               283,381              255,116             223,318
Federal funds purchased                                        5,000                6,886                   -
Trust preferred capital notes                                  9,000                9,000               5,000
Accrued interest payable and other liabilities                 1,105                  758                 674
                                                        -------------        -------------       -------------
  Total liabilities                                          298,486              271,760             228,992
                                                        -------------        -------------       -------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized
  10,000,000 shares; issued and outstanding 4,435,331
  shares at March 31, 2004, 2,943,802 shares at
  December 31, 2003, 2,300,633 shares at March 31,
  2003                                                         4,435                2,944               2,301
Capital surplus                                               24,163               25,425              12,894
Retained earnings                                              6,245                5,491               3,358
Accumulated other comprehensive income                           775                   31                 804
                                                        -------------        -------------       -------------
  Total stockholders' equity                                  35,618               33,891              19,357
                                                        -------------        -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   334,104          $   305,651         $   248,349
                                                        =============        =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                              JAMES MONROE BANCORP, INC.
                                   AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                   Forthe Three Months Ended March 31, 2004 and 2003
                     (Dollars in thousands, except per share data)

                                                                   (Unaudited)
                                                           THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------------
                                                            2004                 2003
                                                       --------------      --------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees                                    $   2,783           $   2,190
  Securities, taxable                                          1,023                 700
  Federal funds sold                                               9                  36
  Other interest income                                            8                   1
                                                         ------------        ------------
Total interest and dividend income                             3,823               2,927
INTEREST EXPENSE:
  Deposits                                                       831                 813
  Borrowed funds                                                 131                  64
                                                         ------------        ------------
Total interest expense                                           962                 877
                                                         ------------        ------------
Net interest income                                            2,861               2,050
PROVISION FOR LOAN LOSSES                                        299                 178
                                                         ------------        ------------
Net interest income after provision for loan losses            2,562               1,872
NONINTEREST INCOME:
  Service charges and fees                                        84                  74
  Gain on sale of securities                                      40                  15
  Gain on sale of mortgage loa                                    63                   -
  Other                                                           94                  60
                                                         ------------        ------------
Total noninterest income                                         281                 149
NONINTEREST EXPENSES:
  Salaries and wages                                             844                 587
  Employee benefits                                              179                 104
  Occupancy expenses                                             165                 155
  Equipment expenses                                              74                  96
  Other operating expenses                                       435                 398
                                                         ------------        ------------
Total noninterest expenses                                     1,697               1,340
                                                         ------------        ------------
Income before income taxes                                     1,146                681
PROVISION FOR INCOME TAXES                                       392                217
                                                         ------------        ------------
Net income                                                 $     754           $    464
                                                         ============        ============

EARNING  PER SHARE, basic                                  $    0.17           $   0.13
EARNINGS PER SHARE, diluted                                $    0.16           $   0.13

The accompanying notes are an integral part of these consolidated financial statements.

                                                     JAMES MONROE BANCORP, INC.
                                                        AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         For the Three Months Ended March 31, 2004 and 2003
                                                      (Dollars in thousands)
                                                           (Unaudited)


                                                                               ACCUMULATED
                                                                                  OTHER                                TOTAL
                                            COMMON    CAPITAL     RETAINED     COMPREHENSIVE      COMPREHENSIVE     STOCKHOLDERS'
                                            STOCK     SURPLUS     EARNINGS     INCOME (LOSS)         INCOME           EQUITY
                                       -----------  ----------   ----------   ---------------    ---------------    ---------------
BALANCE, JANUARY 1, 2003                  $ 1,841    $ 13,354      $ 2,894       $  1,106                             $  19,195
Comprehensive income:
  Net income                                                           464                           $   464                464
  Net change in unrealized gains
    on available for sale securities,
    net of deferred taxes of $156                                                    (302)              (302)              (302)
                                                                                                    ---------
  Total comprehensive income                                                                         $   162
                                                                                                    --=======
  Effect of stock split                       460        (460)                                                               --
                                         ---------  ----------    ---------     -----------                          -----------
BALANCE, MARCH 31, 2003                   $ 2,301    $ 12,894      $ 3,358       $    804                             $  19,357
                                         =========  ==========    =========     ===========                          ===========

                                                                               ACCUMULATED
                                                                                  OTHER                                TOTAL
                                            COMMON    CAPITAL     RETAINED     COMPREHENSIVE      COMPREHENSIVE     STOCKHOLDERS'
                                            STOCK     SURPLUS     EARNINGS       INCOME               INCOME           EQUITY
                                       -----------  ----------   ----------   ---------------    ----------------   ---------------
BALANCE, JANUARY 1, 2004                  $ 2,944    $ 25,425      $ 5,491       $     31                             $  33,891
Comprehensive income:
  Net income                                                           754                           $   754                754
  Net change in unrealized gains
    on available for sale securities,
    net of deferred taxes of $383                                                     744                744                744
                                                                                                    ---------
  Total comprehensive income                                                                         $ 1,498
                                                                                                    =========
  Exercise of stock options                    11         157                                                               168
  Issuance of common stock                      2          59                                                                61
  Effect of stock split                     1,478      (1,478)                                                               --
                                         ---------  ----------   ----------     -----------                          -----------
BALANCE, MARCH 31, 2004                   $ 4,435    $ 24,163      $ 6,245       $    775                             $  35,618
                                         =========  ==========   -=========     ===========                          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                      JAMES MONROE BANCORP, INC.
                                           AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Three Months Ended March 31, 2004 and 2003
                                        (Dollars in thousands)

                                                                                      (Unaudited)
                                                                              THREE MONTHS ENDED MARCH 31,
                                                                         ---------------------------------------
                                                                              2004                  2003
                                                                         -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $      754              $     464
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                    65                     75
  Provision for loan losses                                                       299                    178
  Amortization of bond premium                                                     33                    108
  Accretion of bond discount                                                       (2)                   (20)
  Realized (gain) on sales of securities available for sale                       (40)                   (15)
  Realized (gain) on sales of mortgage loans held-for-sale                        (63)                    --
  Originiation of mortgage loans held-for-sale                                 (3,288)                  (206)
  Proceeds from sales of mortgage loans held-for-sale                           3,322                     --
  Deferred income tax (benefit)                                                  (118)                   (53)
  (Increase) in accrued interest receivable                                      (200)                   (41)
  (Increase) decrease in other assets                                             362                    (49)
  Increase (decrease) in accrued interest payable and other liabilities           347                    (54)
                                                                         --------------         --------------
    Net cash provided by operating activities                                   1,471                    387
                                                                         --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                   (6,324)               (26,636)
  Proceeds from calls and maturities of securities available for sale           5,825                  3,388
  Proceeds from sales of securities available for sale                         13,422                 33,869
  Purchases of premises and equipment                                            (290)                  (141)
  (Increase) decrease in interest bearing cash balances                            --                   (806)
  (Increase) decrease in Federal funds sold                                   (16,365)                 6,260
  Net (increase) in loans                                                     (20,410)               (12,433)
                                                                         --------------         --------------
    Net cash (used in) provided by investing activities                       (24,142)                 3,501
                                                                         --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, savings deposits
    and money market accounts                                                  29,937                  6,265
  Net increase (decrease) in time deposits                                     (1,672)                 3,183
  Net increase in Federal funds purchased                                      (1,886)                    --
  Proceeds from issuance of common stock                                          229                     --
                                                                         --------------         --------------
    Net cash provided by financing activities                                  26,608                  9,448
                                                                         --------------         --------------
    Increase in cash and due from banks                                   $     3,937            $    13,336
CASH AND DUE FROM BANKS
  Beginning                                                               $    11,908            $    11,051
                                                                         --------------         --------------
  Ending                                                                  $    15,845            $    24,387
                                                                         ==============         ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid on deposits and borrowed funds                            $       895            $       876
                                                                         ==============         ==============
  Income taxes paid                                                       $       279            $       216
                                                                         ==============         ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
  unrealized gain (loss) on securities available for sale                 $     1,127            $      (458)
                                                                         ==============         ==============

The accompanying notes are an integral part of these consolidated financial statements.

                   JAMES MONROE BANCORP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole operating subsidiary. James Monroe Bank commenced banking operations on June 8, 1998. As of March 31, 2004 the Company operated the main office in Arlington, Virginia, one branch in Annandale, Virginia, one branch and a drive-up facility in Leesburg, Virginia, and one branch in Fairfax City, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003.

Stock Compensation Plans. At March 31, 2004, the Company has three stock based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation. The per share calculations have been restated to reflect the 3-for-2 stock split discussed in Note 7 and all preceding stock splits.

                                                      QUARTER ENDED MARCH 31,
                                                      ----------------------
                                                         2004         2003
                                                      --------      --------
      (Dollars in thousands, except per share data)

      Net income, as reported                          $    754   $    464
      Deduct:Total stock-based employee compensation
      expense determined under fair value based method     (336)        (9)
      for all awards
                                                       ---------  ---------
      Pro forma net income                             $    418   $    455
                                                       =========  =========

      Earnings per share:
           Basic-as reported                              0.17       0.13
                                                       =========  =========
           Basic-pro forma                                0.09       0.13
                                                       =========  =========
           Diluted-as reported                            0.16       0.13
                                                       =========  =========
           Diluted-pro forma                              0.09       0.12
                                                       -========  =========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              2004              2003
                                          ------------      -----------

          Dividend yield                       0.00%            0.00%
          Expected life                    7.6 years        8.3 years
          Expected volatility                 38.08%           32.07%
          Risk free interest rate              3.75%            4.07%

NOTE 2.

Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003. The average shares outstanding and per share calculations have been restated to reflect the 3-for-2 stock split discussed in Note 7 and all preceding stock splits.

                                                              THREE-MONTHS ENDED
                                                                  MARCH 31,
                                                        -----------------------------
                                                            2004            2003
                                                        -------------    ------------
       (Dollars in thousands, except per share data)

       Net Income                                        $       754      $      464
                                                        =============    ============
       Weighted average shares outstanding--basic          4,429,442       3,451,269

       Common share equivalents for stock options            233,298         226,469
                                                        -------------    ------------
       Weighted average shares outstanding--diluted        4,662,740       3,677,738
                                                        =============    ============

       Earnings per share-basic                          $      0.17      $     0.13
                                                        =============    ============
       Earnings per share-diluted                        $      0.16      $     0.13
                                                        =============    ============

NOTE 3.

Securities available for sale. Securities available for sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in stockholders' equity as a component of "accumulated other comprehensive income." Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain (loss) on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available for sale at March 31, 2004, December 31, 2003, and March 31, 2003, are summarized in the tables that follow. The Company classifies all securities as available for sale.

                                                                March 31, 2004
                                       ---------------------------------------------------------------
                                                           Gross           Gross          Estimated
                                        Amortized       Unrealized       Unrealized         Market
   (Dollars in thousands)                  Cost            Gains           Losses           Value
                                       -------------  ---------------  --------------   --------------
   U.S. Government and federal agency   $    80,016       $      828     $      (105)     $    80,739
   Mortgage-backed securities                21,544              181             (60)          21,665
   Corporate notes                            6,280              331              --            6,611
   Restricted Stock                           1,143               --              --            1,143
                                       -------------  ---------------  --------------   --------------
                                        $   108,983       $    1,340     $     (165)      $   110,158
                                       =============  ===============  ==============   ==============

                                                              December 31, 2003
                                       ---------------------------------------------------------------
                                                           Gross           Gross          Estimated
                                        Amortized       Unrealized       Unrealized         Market
   (Dollars in thousands)                  Cost            Gains           Losses           Value
                                       -------------  ---------------  --------------   --------------
   U.S. Government and federal agency   $    95,196       $      322     $     (589)      $    94,929
   Mortgage-backed securities                19,883              206           (162)           19,927
   Corporate notes                            6,301              279             (9)            6,571
   Restricted Stock                             901               --             --               901
                                       -------------  ---------------  --------------   --------------
                                        $   122,281       $      807     $     (760)      $   122,328
                                       =============  ===============  ==============   ==============

                                                             March 31, 2003
                                       ---------------------------------------------------------------
                                                           Gross           Gross          Estimated
                                        Amortized       Unrealized       Unrealized         Market
   (Dollars in thousands)                  Cost            Gains           Losses           Value
                                       -------------  ---------------  --------------   --------------
   U.S. Government and federal agency   $    27,006       $      259     $       --       $    27,265
   Mortgage-backed securities                23,161              520            (13)           23,668
   Corporate notes                           12,898              458             (4)           13,352
   Restricted Stock                             781               --             --               781
                                       -------------  ---------------  --------------   --------------
                                        $    63,846       $    1,237     $      (17)      $    65,066
                                       =============  ===============  ==============   ==============

NOTE 4.

Loans. Major classifications of loans at March 31, 2004, December 31, 2003, and March 31, 2003 are summarized in the following table.

                                                            MARCH 31,     DECEMBER 31,     MARCH 31,
      (Dollars in thousands)                                   2004           2003           2003
                                                        ---------------  -------------  --------------
      Construction loans                                  $    20,751      $  18,130     $    15,111

      Commercial loans                                         31,374         24,885          26,834
      Commercial real estate loans                            123,895        113,316          80,540
      Real estate-1-4 family residential                        1,445          3,801           1,410
      Home equity loans                                         3,677          3,193           2,769
      Consumer loans                                            7,986          5,691           6,640
      Deposit overdrafts                                          186             31             176
                                                        --------------  -------------  --------------
                                                              189,314        169,047         133,480

      Less allowance for loan losses                           (2,111)        (1,955)         (1,513)
                                                        --------------  -------------  --------------
      Net Loans                                           $   187,203    $   167,092     $   131,967
                                                        ==============  =============  ==============




         Changes in the allowance for loan losses are as follows:

                                                       QUARTER ENDED,   YEAR ENDED,   QUARTER ENDED,
                                                         MARCH 31,     DECEMBER 31,     MARCH 31,
      (Dollars in thousands)                                2004           2003            2003
                                                        -------------  -------------   -------------
      Beginning balance                                   $    1,955     $    1,390      $    1,390
      Loans charged-off                                         (144)          (112)            (55)
      Recoveries of loans previously charged-off                   1             15              --
                                                        -------------  -------------   -------------
           Net charge-offs                                      (143)           (97)            (55)
                                                        -------------  -------------   -------------
      Provision for loan losses                                  299            662             178
                                                        -------------  -------------   -------------
      Ending balance                                      $    2,111     $    1,955      $    1,513
                                                        =============  =============   =============

The following table presents the amounts of nonperforming assets at the dates indicated



                                                         MARCH 31,        DECEMBER 31,       MARCH 31,
     (Dollars in thousands)                                2004              2003              2003
                                                      --------------    --------------    --------------
     Nonaccrual loans                                    $      343        $      510        $      345
     Loans past-due 90-days or more                               7                34                --
     Restructured loans                                          --                --                --
     Other real estate owned                                     --                --                --
                                                      --------------    --------------    --------------
          Total nonperforming assets                     $      350        $      544        $      345
                                                      ==============    ==============    ==============

NOTE 5.

Deposits. Interest bearing deposits consist of the following:

                                                               MARCH 31,     DECEMBER 31,      MARCH 31,
     (Dollars in thousands)                                      2004           2003             2003
                                                            -------------   -------------    ------------
     NOW accounts                                            $    11,147      $    12,068      $    8,323
     Savings accounts                                              2,448            2,846           1,254
     Money market accounts                                       131,595          126,091         101,492
     Certificates of deposit under $100,000                       13,194           13,115          12,169
     Certificates of deposit $100,000 and over                    32,226           33,694          27,602
     Individual retirement accounts                                1,421            1,704           1,733
                                                            -------------   --------------   -------------
                                                             $   192,031      $   189,518     $   152,573
                                                            =============   ==============   =============


NOTE 6.

Trust Preferred Capital Securities. On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust I's outstanding common securities. On March 26, 2002, $5 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities bear interest at a rate equal to the three month LIBOR plus 360 basis points, subject to a cap of 11% which is set and payable on a quarterly basis. During 2003, the interest rates ranged from 5.00% to 4.61%. The rate for the quarterly period beginning December 26, 2003, was 4.61%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

On July 16, 2003, James Monroe Statutory Trust II, a newly formed subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust II's outstanding common securities. On July 31, 2003, $4 million of the trust preferred securities were issued in a private placement transaction. The securities bear interest at a rate equal to the three month LIBOR plus 310 basis points, subject to a cap of 12% which is set and payable on a quarterly basis. During 2003, the interest rates ranged from 4.21% to 4.24%. The securities have a maturity date of July 31, 2033, and are subject to ranging call provisions beginning July 31, 2008.

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

NOTE 7.

Common Stock Split. The Company authorized a 3-for-2 stock split in the form of a 50% stock dividend for shareholders of record on May 14, 2004, payable June 1, 2004. The earnings per common share for all periods presented have been restated to reflect the stock split as has the Stockholders' Equity section of the balance sheet as of March 31, 2004.

On May 16, 2003, the Company issued 459,968 additional shares necessary to effect a 5-for-4 common stock split in the form of a 25% stock dividend to shareholders of record April 25, 2003. The earnings per common share for all periods prior to May 2003 have been restated to reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Management's Discussion and Analysis and other portions of this report contain forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward looking statements can be identified by use of such words as "may," "will," "anticipate," "believes," "expects," "plans," "estimates," "potential," "continue," "should," and similar words or phases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policies, competitive factors, government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement.

INTRODUCTION

         This Management's Discussion and Analysis reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ended March 31, 2004 and 2003. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

         There were no changes to the Company's critical accounting policies in the first quarter of 2004. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

         Homogeneous loans, such as consumer installment, residential mortgage loans, home equity loans, and smaller consumer loans are not individually risk graded. Reserves are established for each homogeneous pool of loans based on the expected net charge offs from a current trend in delinquencies, losses or historical experience and general economic conditions. The Company has no material delinquencies in these types of loans, and has not, since inception, had a trend or an indication of a trend that would guide the Company in expected material losses in these types of homogeneous pools of loans.

         The Company's allowance for loan losses is determined based upon a methodology developed by management as described above and is approved by the board of directors each quarter.

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2003 ARE:

        o   Assets grew $28.5 million (9%).
        o   Loans grew $20.2 million (12%).
        o   Deposits grew $28.3 million (11%).
        o Net interest margin grew to 3.91% in the first quarter of 2004 compared to 3.73% for the full year 2003 and 3.90% during the first quarter of 2003.
        o Asset quality remained strong as nonperforming assets declined $194 thousand to $350 thousand and the allowance for loan losses totaled 1.12% of total loans outstanding.
        o The Company ended the quarter with excellent liquidity and adequate capital to support further growth.
        o The Company continued to increase productivity and efficiency, improving its efficiency ratio to 54.0% during the first quarter of 2004 compared to 60.9% during the first quarter of 2003.
        o The Company received regulatory approval to open a sixth banking office in Chantilly, Virginia.
        o The Company declared a three for two stock split in the form of a 50% stock dividend for shareholders of record on May 14, 2004, payable June 1, 2004.

FINANCIAL OVERVIEW

         The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of Bancorp and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2003.

BALANCE SHEET

         Total assets increased to $334.1 million at March 31, 2004, an increase of $28.5 million from December 31, 2003, and an increase of $85.8 million from March 31, 2003. The increase in assets since December 31, 2003 resulted from the Company's emphasis on deposit generation as much as loan generation. During the three months ended March 31, 2004, deposits increased $28.3 million over December 31, 2003, with noninterest bearing deposits increasing $25.8 million, and interest bearing deposits increasing $2.5 million. With the growth in deposits, the Company was able to fund $20.2 million net increase in loans. Securities declined $12.2 million due to the call of a number of government agency securities, resulting in the short term liquidity position of the Company improving $18.3 million.

RESULTS OF OPERATIONS

         First Quarter 2004 vs. First Quarter 2003. For the quarter ended March 31, 2004, the Company had net income of $754 thousand, or $.17 per diluted share, compared to $464 thousand, or $.13 per diluted share, for the comparable quarter of 2003. Annualized return on average assets was .98% for the three months ended March 31, 2004, compared to .83% for the same quarter in 2003. Return on average equity was 8.70% for the quarter ended March 31, 2004, compared with 9.79% for the first quarter of 2003.

         During the first quarter of 2004, the Company continued to focus on managing its net interest margin, especially in light of the sustained extremely low rate environment in 2002 and 2003. In 2001, the Federal Reserve reduced interest rates 11 times, for a total reduction of 475 basis points, an unprecedented reduction both in terms of the number of, and amount of, rate changes in a 12 month period. The Federal Reserve reduced interest rates an additional 50 basis points in November 2002, and further reduced rates by 25 basis points in June 2003. These dramatic reductions in a relatively short period continued to impact the loan and investment portfolios in 2003, as loans repriced on a delayed basis or renewed at lower interest rates, and as investment securities matured or were called, and were reinvested at lower rates. This was partially offset by continued repricing upon renewal of certificates of deposit. These rate reductions resulted in a reduction in the net interest margin, which declined from 5.09% in 2000 to 4.56% in 2001 to 3.90% in 2002 to 3.73% in 2003. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severely declining rate environment. In fact, the net interest margin improved in the first quarter of 2004, increasing to 3.91%.

         Although the Company has continued to grow in asset size since its inception in 1998 it has been able to control its operating efficiency. The Company's efficiency ratio improved in the first quarter of 2004 to 54.0% compared to 60.9% during the first quarter of 2003. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, which includes securities gains or losses and gains or losses on the sale of mortgage loans. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

QUARTERLY RESULTS OF OPERATIONS

                                              2004                                 2003
                                         --------------  -------------------------------------------------------------
(Dollars in thousands except share data)     FIRST          FOURTH           THIRD          SECOND          FIRST
                                         --------------  -------------   -------------  -------------- ---------------
RESULTS OF OPERATIONS:
Net interest income                       $    2,861     $    2,602      $    2,495      $    2,261     $     2,050
Provision for loan losses                        299            190             123             171             178
Other income                                     281            360             358             280             149
Noninterest expense                            1,697          1,568           1,608           1,448           1,340
Income before taxes                            1,146          1,204           1,122             922             681
Net income                                       754            792             735             610             464

PER SHARE DATA:
Earnings per share, basic (1)             $     0.17     $     0.21      $     0.21      $     0.17     $      0.13
Earnings per share, diluted (1)           $     0.16     $     0.19      $     0.19      $     0.17     $      0.13
Weighted average shares (1)
          outstanding - basic              4,429,442      3,956,060       3,499,775       3,452,919       3,451,269
                      - diluted            4,662,740      4,187,978       3,738,317       3,715,871       3,677,738
AT PERIOD END
Loans                                     $  189,314     $  169,047      $  154,012      $  145,687     $   133,480
Earning assets                               316,427        291,936         272,959         273,722         222,279
Total assets                                 334,104        305,651         288,914         297,054         248,349
Deposits                                     283,381        255,116         258,527         271,099         223,318
Stockholders' equity                          35,581         33,891          20,696          20,214          19,357

Book value per share (1)                  $     8.02     $     7.67      $     5.91      $     5.85      $     5.61
Shares outstanding (1)                     4,435,331      4,415,703       3,500,463       3,454,913       3,450,950

PERFORMANCE RATIOS:
Return on average assets                        0.98%          1.05%           1.01%           0.96%           0.83%
Return on average equity                        8.70%         11.50%          14.50%          12.00%           9.79%
Net interest margin                             3.91%          3.64%           3.65%           3.77%           3.90%
Efficiency ratio (2)                           54.01%         52.93%          56.36%          56.99%          60.94%

OTHER RATIOS:
Allowance for loan losses to total loans        1.12%          1.16%           1.15%           1.15%           1.13%
Equity to assets                               10.66%         11.09%           7.16%           6.80%           7.79%
Nonperforming loans to total loans              0.18%          0.30%           0.27%           0.29%           0.26%
Net charge-offs to total loans                  0.08%          0.07%           0.02%           0.01%           0.04%
Risk adjusted capital ratios:
          Tier (1)                              20.4%          21.9%           14.7%           13.5%           14.7%
          Total                                 21.4%          22.9%           16.9%           14.4%           15.6%
          Leverage ratio                        14.2%          14.3%            9.4%            9.5%           10.4%

  (1) Information has been adjusted to reflect the 3-for-2 stock split in the form of a 50% stock dividend for shareholders of record on May 14, 2004, payable on June 1, 2004, and the 5-for-4 stock split in the form of a 25% stock dividend paid on May 16, 2003.

  (2) Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, including securities gains or losses and gains or losses on the sale of loans. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

NET INTEREST INCOME

         Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings. Unlike the larger regional or mega-banks that have significant sources of fee income, community banks, such as James Monroe Bank, rely on net interest income from traditional banking activities as the primary revenue source. Table 1 presents average balance sheets and a net interest income analysis for the quarters ended March 31, 2004, 2003, and 2002. The Company did not have any tax exempt income during any of the periods presented in Table 1.

         For the three month period ended March 31, 2004, net interest income increased $811 thousand, or 40%, to $2.9 million from $2.1 million earned during the same period in 2003. This was primarily a result of the increase in the volume of earning assets, and partially offset by the effect of declining interest rates, loan repricing, and short term investments. During the first quarter of 2004, total average earning assets increased by $81.3 million, or 38%, from the same period of 2003. Average loans outstanding grew by $49.1 million, or 38%, during the first three months of 2004 compared to the same period in 2003, but, at the same time, the yield on such loans decreased by 62 basis points. The yield on the securities portfolio declined 47 basis points. Many securities were called throughout 2003 and into 2004. These called bonds were reinvested in lower yielding securities. Additional securities were purchased from the liquidity generated throughout the past year and invested in securities at yields greater than federal funds, but less than yields generated by loans.

COMPARISON OF AVERAGE BALANCES, INTEREST AND YIELDS

         The following table provides certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest earning assets and interest expense of interest bearing liabilities for the periods indicated and the average yields earned and rates paid for the quarters ended March 31, 2004, 2003, and 2002. These yields and costs are derived by dividing income or expense by the average daily balance of the related asset or liability for the periods presented. Yields on loans and securities have been calculated on a tax equivalent basis. Nonaccrual loans have been included in the average balances of loans receivable.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES

                                                             Three Months Ended                    Three Months Ended
                                                               March 31, 2004                         March 31, 2003
                                                   ------------------------------------- -------------------------------------
                                                     Average                   Yield/       Average                   Yield/
  (Dollars in thousands)                             Balance       Interest     Rate        Balance      Interest      Rate
                                                   ------------ ------------- ---------- ------------- ------------ ----------
  ASSETS
  Loans:
    Commercial                                        $ 47,033       $   659      5.64%      $ 38,143      $   576      6.12%
    Commercial real estate                             117,290         1,938      6.65%        76,803        1,393      7.36%
    Consumer                                            13,027           186      5.74%        13,309          221      6.73%
                                                   ------------ ------------- ---------- ------------- ------------ ----------
     Total loans                                       177,350         2,783      6.31%       128,255        2,190      6.93%
  Mortgage loans held for sale                             576             8      5.59%             2           --      0.00%
  Taxable securities                                   114,394         1,023      3.60%        69,894          701      4.07%
  Federal funds sold and cash equivalents                2,334             9      1.55%        15,169           36      0.96%
                                                   ------------ ------------- ---------- ------------- ------------ ----------
  TOTAL EARNING ASSETS
                                                       294,654         3,823      5.22%       213,320        2,927      5.56%
  Less allowance for loan losses                        (2,014)                                (1,428)
  Cash and due from banks                               12,916                                 11,498
  Premises and equipment, net                            1,484                                  1,364
  Other assets                                           2,362                                  1,352
                                                   ------------                          -------------
  TOTAL ASSETS                                        $309,402                               $226,106
                                                   ============                          =============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Interest-bearing demand deposits                    $ 11,708        $   19      0.65%      $  8,168       $   18      0.89%
  Money market deposit accounts                        126,366           535      1.70%       101,513          500      2.00%
  Savings accounts                                       2,759             8      1.17%         1,321            5      1.54%
  Time deposits                                         47,538           269      2.28%        40,393          290      2.91%
  Trust preferred capital notes                          9,000           105      4.71%         5,000           64      5.12%
  Other borrowed funds                                   7,686            26      1.34%            --           --      0.00%
                                                   ------------ ------------- ---------- ------------- ------------ ----------

     TOTAL INTEREST-BEARING LIABILITIES                205,057           962      1.89%       156,395          877      2.27%
                                                   ------------ ------------- ---------- ------------- ------------ ----------

  Net interest income and net yield on
  interest earning assets                                           $  2,861      3.91%                   $  2,050      3.90%
                                                                ============= ==========               ============ ==========

  Noninterest-bearing demand deposits                   68,432                                 49,662
  Other liabilities                                      1,039                                    830
  Stockholders' equity                                  34,874                                 19,219
                                                   ------------                          -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUTIY       $309,402                               $226,106
                                                   ============                          =============


         Interest expense for the first three months of 2004 was $962 thousand compared with $877 thousand in interest expense for the first three months of 2003.

         Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income of $811 thousand for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, is due to the growth in the volume of earning assets and interest bearing liabilities. While the decrease in interest rates has, to date, affected total interest income, and to a lesser extent, total interest expense, management has controlled its exposure to changes in interest rates such that the negative effect of the decline in interest rates and the decline in loan yields, as adjustable rate loans have repriced downward over the past several years, resulted in a modest

$515 thousand reduction of net interest income, whereas the growth in earning assets and deposits resulted in an increase of $1.3 million to net interest income.

         The yield on earning assets declined from 5.56% for the first quarter of 2003 to 5.22% in the first quarter of 2004. The overall yield on loans dropped 62 basis points and the securities portfolio declined 47 basis points reflecting the overall decline in interest rates from first quarter last year to first quarter this year.

         Interest expense during these comparable quarters, first quarter 2004 versus first quarter 2003, increased $85 thousand or 10%, from $877 thousand in interest expense in 2003 to $962 thousand in interest expense in 2004. The overall cost of interest bearing liabilities decreased 38 basis points from 2.27% in 2003 to 1.89% in 2004. The benefit of the decline in interest rates exceeded the increase in interest expense resulting from $48.7 million more in average interest bearing liabilities.

         The resulting effect of the changes in interest rates between the quarters ended March 31, 2004 and 2003, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a virtually stable net interest margin of 3.91% in 2004 versus 3.90% in 2003. Management believes this stability is indicative of the Company's interest rate risk management process.

TABLE 2

                                                      March 31                                    March 31
                                                   2004 vs. 2003                               2003 vs. 2002
                                    -------------------------------------------  -------------------------------------------
                                                            Due to Change                           Due to Change
                                      Increase               in Average          Increase             in Average
                                         or         ---------------------------     or        ----------------------------
(Dollars in thousands)               (Decrease)       Volume          Rate       (Decrease)       Volume           Rate
                                    -------------   ------------   ------------  ------------   ------------    ------------
EARNING ASSETS:
Loans                                    $   593        $   851       $  (258)       $   482        $   600        $  (118)
Mortgage loans                                 8            453          (445)            --             --             --
Taxable securities                           322            393           (71)           410            471            (61)
Federal funds sold                           (27)           (31)            4              1              3             (2)
                                    -------------   ------------   ------------  ------------   ------------    ------------
   Total interest income                     896          1,666          (770)           893          1,074           (181)

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits               1              8            (7)             4              6             (2)
Money market deposit accounts                 35            124           (89)           195            250            (55)
Savings deposits                               3              6            (3)            --             --             --
Time deposits                                (21)            52           (73)           (47)           176           (223)
Borrowed funds                                67            150           (83)            59             60             (1)
                                    -------------   ------------   ------------  ------------   ------------    ------------
   Total interest expense                     85            340          (255)           211            492           (281)
                                    -------------   ------------   ------------  ------------   ------------    ------------
   Net interest income                   $   811       $  1,326       $  (515)       $   682        $   582         $  100
                                    =============   ============   ============  ============   ============    ============

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A potential loss factor is applied to these loans which considers the historical charge off history of the Company and its peer group, trends in delinquencies and loan grading, current economic conditions, and factors that include the composition of the Company's loan portfolio. At March 31, 2004, the Company had a $187,000 impaired loan on nonaccrual status, but which is current as to principal and interest payments, and an additional $350,000 in loans on nonaccrual status or past due 90 days or more and still accruing. See

Note 4 to the unaudited consolidated financial statements for additional information regarding the Company's asset quality and allowance for loan losses.

         A methodology established in 2003 determining an appropriate allowance for loan losses was approved by the Audit Committee and the Board of Directors. The quarterly provision is approved by the Board. The methodology is reevaluated on a quarterly basis. Pending the development of a negative trend with respect to past due loans or charge offs or significant changes in economic conditions, the Company continues to maintain an allowance it believes is adequate.

         As reflected in Table 3 below, the allowance is allocated among the various categories of loans based upon the methodology described herein.

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


                                           MARCH 31, 2004          DECEMBER 31, 2003           MARCH 31, 2003
                                      ------------------------- ------------------------- -------------------------
                                                    Percent                    Percent                   Percent
                                                    Of Total                  Of Total                  Of Total
(Dollars in thousands)                  Amount       Loans         Amount       Loans        Amount       Loans
                                        ------       -----         ------       -----        ------       -----
Construction loans                      $    49        11.0%       $    50       10.8%       $    43       11.3%
Commercial loans                          1,359        16.6%           984       14.7%           695       18.7%
Commercial real estate loans                635        65.4%           823       67.0%           707       61.8%
Real estate 1-4 family residential           19         0.8%             4        2.2%            13        3.4%
Home equity loans                            14         1.9%             9        1.9%             9        2.1%
Consumer loans                               35         4.3%            85        3.4%            46        2.8%
                                      ----------     -------     ----------    -------     ----------     ------
Balance end of the period               $ 2,111         100%       $ 1,955        100%       $ 1,513        100%
                                      ==========     =======     ==========    =======     ==========     ======


LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 2004, total loans were $189.3 million, a 41.8% increase from the $133.5 million in loans outstanding at March 31, 2003. Total loans at March 31, 2004 represented a 12.0% increase from the $169.0 million of loans at December 31, 2003. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is largely confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Virtually all of the Company's commercial real estate mortgage and development loans, which account for approximately 76% of our total loans at March 31, 2004, relate to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. While the region has experienced some decline in economic activity during 2002 and 2003, the local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect to properties occupied or managed by the owner.

         The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 4, 29% of the Company's loans are fixed rate loans and 97% of the Company's loans reprice or have a maturity date that falls within five years.

         Consumer loans consist primarily of secured installment credits to individuals. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 7.0% of the loan portfolio at March 31, 2004, as compared to 8.3% at March 31, 2003 and 7.5% at December 31, 2003.

TABLE 4

         Table 4 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at March 31, 2004. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.

                                                                    MARCH 31, 2004
                                               ---------------------------------------------------------
                                                                AFTER ONE
                                                  WITHIN       YEAR THROUGH   AFTER FIVE
     (Dollars in thousands)                      ONE YEAR       FIVE YEARS      YEARS           TOTAL
                                               -----------     ------------  ------------   ------------
     Construction loans                        $   20,751      $        --                  $   20,751
     Commercial loans                              27,651            3,723           --         31,374
     Commercial real estate loans                  34,295           83,653        5,947        123,895
     Real estate 1-4 family residential               457              346          642          1,445
     Home equity loans                              3,677               --           --          3,677
     Consumer loans                                 5,751            2,234            1          7,986
     Deposit overdrafts                               186               --           --            186
                                              ------------    -------------   ----------   ------------
        Total                                  $   92,768      $    89,956     $  6,590     $  189,314
                                              ============    =============   ==========   ============

                                                                AFTER ONE
                                                  WITHIN       YEAR THROUGH   AFTER FIVE
     (Dollars in thousands)                      ONE YEAR       FIVE YEARS      YEARS           TOTAL
                                              ------------    -------------  ------------  -------------
     Fixed rate                                 $  12,780       $   34,838     $  6,590     $   54,208
     Variable/Adjustable rate                      79,988           55,118           --        135,106
                                              ------------    -------------   ----------   ------------
        Total                                   $  92,768       $   89,956     $  6,590     $  189,314
                                              ============    =============   ==========   ============

INVESTMENT SECURITIES

         The Company currently, and for all periods shown, classifies its entire securities portfolio as available for sale. Increases in the portfolio have occurred whenever deposit growth has outpaced loan demand and the forecast for loan growth is such that the investment of excess liquidity in investment securities (as opposed to short term investments such as federal funds) is warranted. In general, our investment philosophy is to acquire high quality government agency securities or high grade corporate bonds, with a maturity of five to six years or less in the case of fixed rate securities. In the case of mortgage backed securities, the policy is to invest only in those securities whose average expected life is projected to be approximately five to six years or less. Mortgage backed securities with a maturity of ten years or more are either adjustable rate securities or the expected life of the mortgage pool is generally no more than five or six years. To the extent possible, we attempt to "ladder" the one time call dates for all our securities. The Company's investment policy is driven by its interest rate risk process and the need to minimize the effect of changing interest rates to the entire balance sheet.

         The following table provides information regarding the composition of our investment portfolio at the dates indicated.

TABLE 5

                                                        AT MARCH 31, 2004              AT MARCH 31, 2003
                                                   --------------------------    ---------------------------
    (Dollars in thousands)                                         Percent of                   Percent of
                                                     Balance        Portfolio       Balance      Portfolio
                                                   ------------  ------------    -------------  ------------
    AVAILABLE FOR SALE (FAIR VALUE):
         U.S. Agency                                 $  80,739         73.3%        $  27,265         41.9%
         Mortgage-backed securities                     19,414         17.6%           18,092         27.8%
         Adjustable rate mortgage-backed securities      2,251          2.0%            5,576          8.6%
         Corporate bonds                                 6,611          6.0%           13,352         20.5%
         Restricted stock                                1,143          1.0%              781          1.2%
                                                   ------------  ------------    -------------  ------------
    TOTAL                                            $ 110,158        100.0%        $  65,066        100.0%
                                                   ============  ============    =============  ============





TABLE 6

         The following table provides information regarding the maturity composition of our investment portfolio, at fair value, at March 31, 2004.

                                                                    MATURITY OF SECURITIES
                                                                       Years to Maturity

                                  Within             Over 1  Year        Over 5 Years          Over
(Dollars in thousands)            1 Year            through 5 Years     through 10 Years      10 Years            Total
                                 --------          ------------------- -----------------     --------           --------
                                  Amount  Yield     Amount      Yield   Amount     Yield       Amount    Yield    Amount   Yield
                                 -------- ------   --------    ------- -------    ------      --------  -------  -------- -------
AVAILABLE FOR SALE (FAIR VALUE):
U. S. Agency                      $    --     --   $  60,557     2.95%   $ 17,103     4.31%   $  3,079   6.00%   $ 80,739   3.35%
Mortgage-backed securities             63   6.46%      1,489     4.77%         --       --      17,862   4.69%     19,414   4.70%
Adjustable rate mortgage-backed
  securities                           --     --          --       --          --       --       2,251   4.38%      2,251   4.38%
Corporate bonds                        --     --       6,611     4.95%         --       --         --      --       6,611   4.95%
Restricted stock                       --     --          --       --          --       --       1,143   4.78%      1,143   4.78%
                                 ---------         ----------            ---------            ---------          ---------
   Total debt securities
     Available for sale          $     63   6.46%  $  68,657     3.18%   $ 17,103     4.31%   $ 24,335   4.83%   $110,158   3.72%
                                 =========         ==========            =========            =========          =========

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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At March 31, 2004, our Basic Surplus ratio (net access to cash and secured borrowings as a percentage of total assets) was approximately 14% compared to the present internal minimum guideline range of 5% to 10%.

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

         One tool that we utilize in managing our interest rate risk is the matched funding matrix. The matrix arrays repricing opportunities along a time line for both assets and liabilities. The longer term, more fixed rate sources are presented in the upper left hand corner while the shorter term, more variable rate items, are at the lower left. Similarly, uses of funds, such as assets, are arranged across the top moving from left to right.

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

         At March 31, 2004, we were modestly liability sensitive in the short term and then we become asset sensitive out beyond two years. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors. These products may not reprice consistently with assets such as variable rate commercial loans or other loans that immediately reprice as the prime rate changes. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50bp up and 50bp down increments but not below zero. At March 31, 2004, the following 12-month impact on net interest income is estimated to range from a positive impact of 4.2% if rates rise to a negative impact of (2.7)% if rates continue to decline for the multiple scenarios. The Company believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of March 31, 2004. The Company is positioned to improve earnings if and when rates rise. With respect to further reductions in rates, Declining Rate scenario and the Ramp Down scenarios, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 200 basis point decline is realistic given the already extremely low interest rates. Thus management believes the exposure to further changes in interest rates would not have a material negative effect on the results of operations.

              Static Rates                            -0-%
              Most Likely Rates                       2.6%
              Ramp Up 100bp- 12 months                3.3%
              Ramp Up 200bp- 12 months                4.2%
              Ramp Down 100bp- 12 months            (0.2)%
              Ramp Down 200bp- 12 months            (1.6)%
              Rising Rate Scenario                    2.9%
              Declining Rate Scenario               (2.7)%

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

         The following table shows the detail of noninterest income for the three month periods ended March 31, 2004 and 2003.

TABLE 7

         The categories of noninterest income that exceed 1% of operating revenue are as follows:

                                               THREE-MONTHS ENDED MARCH 31,
                                             ---------------------------------
     (Dollars in thousands)                       2004               2003
                                             --------------     --------------
     Service charges on deposit accounts         $      84          $      74
     Cash management fees                               24                 26
     Other fee income                                   70                 34
     Gain on sale of mortgages                          63                 --
     Gain on sale of securities                         40                 15
                                             --------------     --------------
        Total noninterest income                 $     281          $     149
                                             ==============     ==============


         The increases in noninterest income for the each period shown are the result of the continued growth of the Company and the expansion of products resulting in fee income. During the second quarter of 2003, we began originating conforming residential mortgage loans on a pre-sold basis, for sale to secondary market investors, servicing released.

TABLE 8

         The categories of noninterest expense that exceed 1% of operating revenue are as follows:

                                                THREE-MONTHS ENDED MARCH 31,
                                            ----------------------------------
     (Dollars in thousands)                      2004              2003
                                            ----------------  ----------------
     Salaries and benefits                      $     1,023        $      690
     Occupancy cost, net                                165               155
     Equipment expense                                   74                96
     Professional fees                                   45                36
     Data processing costs                              105               100
     Courier and express services                        41                28
     Advertising and public relations                    44                30
     State franchise tax                                 65                43
     Other                                              135               162
                                            ----------------  ----------------
        Other noninterest expense               $     1,697        $    1,340
                                            ================  ================

         Noninterest expense increased $357 thousand or 27% from $1.3 million to $1.7 million for the first quarter of 2004, as compared to the same period in 2003. Approximately 93% of this increase is in salary and benefit costs. In the second quarter of 2003 the Company added personnel to staff the newly formed mortgage division and during 2003 the Company added a number of commercial loan officers and processing staff to develop new business and support the growth in customers and transactions being processed. The increase in state franchise tax is due to the increased capital of the Bank from earnings retention and a capital infusion in January 2004.

DEPOSITS AND OTHER BORROWINGS

         The principal sources of funds for the Bank are core deposits (demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit less than $100,000) from the local market areas surrounding the Bank's offices. The Bank's deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross marketing opportunities as well as a low cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low cost source of funding.

TABLE 9

         The following table reflects deposits by category for the periods indicated.

                                                                             THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------------------------------------------------------
                                                      2004                        2003                       2002
                                                  --------------------------  --------------------------  ------------------------
(Dollars in thousands)                               Average     Average         Average     Average        Average     Average
                                                     Balance      Rate           Balance      Rate          Balance      Rate
                                                     --------    --------        --------    --------       --------    --------
Deposits
    Noninterest-bearing demand                       $  68,195         --%       $  49,662        --%       $  31,032        --%
    Interest-bearing demand                             11,708       0.65            8,168      0.89            5,241      1.08
    Money Market                                       126,366       1.70          101,513      2.00           46,362      2.67
    Savings                                              2,759       1.17            1,321      1.54            1,058      1.92
    Certificates of deposit of $100,000 or more         33,003       2.25           26,956      2.83           19,161      4.06
    Other time                                          14,535       2.32           13,437      3.00           13,406      4.39
                                                  -------------  -----------  -------------  -----------  ------------  ----------
Total interest bearing deposits                        188,371       1.77%         151,395      2.18%          85,228      3.15%
                                                  -------------               -------------               ------------
Total deposits                                       $ 256,567                   $ 201,057                  $ 116,260
                                                  =============               =============               ============

TABLE 10

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities as of March 31, 2004.


(Dollars in thousands)                         3 MONTHS           4 TO 6        7 TO 12         OVER 12
                                               OR LESS            MONTHS         MONTHS          MONTHS         TOTAL
                                              --------------------------------------------------------------------------
Certificates of deposit less than $100,000       $  3,540        $  3,748       $  5,322        $  2,005      $  14,615
Certificates of deposit of $100,000 or more         6,766           9,548         14,340           1,572         32,226
                                              ------------    ------------   ------------    ------------   ------------
                                                 $ 10,307        $ 13,297       $ 19,661        $  3,577      $  46,841
                                              ============    ============   ============    ============   ============


CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At March 31, 2004, stockholders' equity increased $16.3 million to $35.6 million from the $19.4 million in equity at March 31, 2003 as a result of the $2.9 million increase in retained earnings over the past twelve months and the $12.8 million net proceeds from the equity sold in November 2003.

         Capital Requirement. A comparison of the Company's and the Bank's regulatory capital at March 31, 2004, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 11

                                              Minimum          Minimum To Be
                                 Actual     Guidelines      "Well Capitalized"
                               ---------  -------------    -------------------

   Total Risk-Based Capital
        Company                  21.4%          8.0%                N/A
        Bank                     13.2%          8.0%               10.0%

   Tier 1 Risk-Based Capital
        Company                  20.4%          4.0%                N/A
        Bank                     12.2%          4.0%                6.0%

   Tier 1 Leverage Ratio
        Company                  14.2%          4.0%                N/A
        Bank                      8.8%          4.0%                5.0%



ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                           PART II. Other Information

Item 1.  Legal Proceedings
         None

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

     (a) Modification of Rights of Registered Securities.    None

     (b) Issuance or Modification of Other Securities Affecting Rights of
         Registered Securities.     None

     (c) Sales of Unregistered Securities.     None

     (d) Use of Proceeds.     Not Applicable.

     (e) Small Business Issuer Purchases of Securities.     None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

Number      Description
-----------------------
3(a)        Articles of Incorporation of James Monroe Bancorp, as amended, filed herewith
3(b)        Bylaws of James Monroe Bancorp (1)
4(a)        Indenture, dated as of March 26, 2002 between James Monroe Bancorp,
            Inc. and State Street Bank and Trust Company of Connecticut,
            National Association, as trustee (2)
4(b)        Amended and Restated Declaration of Trust, dated as of March 26,
            2002 among James Monroe Bancorp, Inc., State Street Bank and Trust
            Company of Connecticut, National Association, as Institutional
            Trustee, and John R. Maxwell, David W. Pijor and Richard I. Linhart
            as Administrators (2)
4(c)        Guarantee Agreement dated as of March 26, 2002, between James Monroe
            Bancorp, Inc. and State Street Bank and Trust Company of
            Connecticut, National Association, as trustee (2)
4(d)        Indenture, dated as of July 31, 2003 between James Monroe Bancorp,
            Inc. and U.S. Bank, National Association, as trustee (2)
4(e)        Amended and Restated Declaration of Trust, dated as of July 31, 2003 among James Monroe Bancorp, Inc., U.S. Bank, National Association,
            as Institutional Trustee, and John R. Maxwell, David W. Pijor and
            Richard I. Linhart as Administrators (2)
4(f)        Guarantee Agreement dated as of July 31, 2003, between James Monroe
            Bancorp, Inc. and U.S. Bank, National Association, as trustee (2)
10(a)       Employment contract between James Monroe Bancorp and John R.
            Maxwell(3)
10(b)       Employment contract between James Monroe Bancorp and Richard I.
            Linhart (4)
10(c)       James Monroe Bancorp1998 Management Incentive Stock Option Plan (5)
10(d)       James Monroe Bancorp 2000 Director's Stock Option Plan (6)
10(e)       James Monroe Bancorp, Inc. 2003 Equity Compensation Plan (7)
11          Statement re: Computation of Per Share Earnings

   Please refer to Note 2 to the financial statements included in this report.

21          Subsidiaries of the Registrant
31(a)       Certification of Chief Executive Officer
31(b)       Certification of Chief Financial Officer
32(a)       Certification of Chief Executive Officer
32(b)       Certification of Chief Financial Officer
--------------------------
     (1) Incorporated by reference to exhibit 3(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
     (2) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
     (3) Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
     (4) Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
     (5) Incorporated by reference to exhibit 10(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
     (6) Incorporated by reference to exhibit 10(c) to the Company's registration statement on Form SB-2 (No. 333-38098).
     (7) Incorporated by reference to exhibit 10(e) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

(b)      Reports on Form 8-K

         On January 20, 2004, the Company filed a current report on Form 8-K under items 9 and 12 thereof, reporting earnings for the year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 11, 2004        BY: /s/John R. Maxwell
                                 ------------------
                             John R. Maxwell, President &
                             Chief Executive Officer



Date:    May 11, 2004        BY:  /s/ Richard I. Linhart
                                  ----------------------
                             Richard I. Linhart, Executive Vice
                             President & Chief Operating and Financial Officer