Form 10QSB
period 2004-06-30
MONROE JAMES BANCORP INC
filed 2004-08-12
CIK 1114868

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from _____________to _______________________

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X_ No |_|.

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2004.


           Common stock, $1 par value-- 4,437,369 shares outstanding.

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
Part I.   Financial Information

          Item 1.  Financial Statements
                   Consolidated Balance Sheets at June 30, 2004,
                        December 31, 2003, and June 30, 2003                           3
                   Consolidated Statements of Income for the three months and
                         six months ended June 30, 2004 and 2003                       4
                   Consolidated Statements of Changes in Stockholders'
                        Equity for the six months ended June 30, 2004 and 2003         5
                   Consolidated Statements of Cash Flows for the six months
                        ended June 30, 2004 and 2003                                   6
                   Notes to Interim Consolidated Financial Statements                  7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                13

          Item 3.  Controls and Procedures                                            28

Part II.  Other Information

          Item 1.  Legal Proceedings                                                  29

          Item 2.  Changes in Securities and Small Business Issuer
                   Purchases of Equity Securities                                     29

          Item 3.  Defaults Upon Senior Securities                                    29

          Item 4.  Submission of Matters to a Vote of Security Holders                29

          Item 5.  Other Information                                                  29

          Item 6.  Exhibits and Reports on Form 8-K                                   29


                         PART I. Financial Information

Item 1. Financial Statements

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               June 30, 2004, December 31, 2003, and June 30, 2003
                    (Dollars in thousands, except share data)


                                                                   (Unaudited)       (Audited)      (Unaudited)
                                                                     JUNE 30,       DECEMBER 31,      JUNE 30,
                                                                      2004             2003            2003
                                                                    ---------        ---------       ---------
ASSETS
Cash and due from banks                                             $  23,604        $  11,908       $  22,182
Interest bearing deposits in banks                                          -                -             547
Federal funds sold                                                     42,129                -          42,424
Securities available for sale, at fair value                           84,875          122,328          81,580
Mortgages held for sale                                                   250              561           3,484
Loans, net of allowance for loan losses of $2,305
  at June 30, 2004, $1,955 at December 31,
  2003 and $1,669 at June 30, 2003                                    202,320          167,092         144,018
Bank premises and equipment, net                                        2,196            1,388           1,416
Accrued interest receivable                                             1,235            1,336           1,084
Other assets                                                            1,860            1,038             319
                                                                    ---------        ---------       ---------

TOTAL ASSETS                                                        $ 358,469        $ 305,651       $ 297,054
                                                                    =========        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing deposits                                      $  93,427        $  65,598       $ 106,861
  Interest bearing deposits                                           220,794          189,518         164,238
                                                                    ---------        ---------       ---------
Total deposits                                                        314,221          255,116         271,099
Federal funds purchased                                                     -            6,886               -
Trust preferred capital notes                                           9,000            9,000           5,000
Accrued interest payable and other liabilities                            703              758             741
                                                                    ---------        ---------       ---------
  Total liabilities                                                   323,924          271,760         276,840
                                                                    ---------        ---------       ---------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized
  10,000,000 shares; issued and outstanding
  4,437,369 at June 30, 2004, 2,943,802 shares
  at December 31, 2003, 2,303,275 at June 30,
  2003                                                                  4,437            2,944           2,303
Capital surplus                                                        24,197           25,425          12,946
Retained earnings                                                       6,928            5,491           3,963
Accumulated other comprehensive income (loss)                          (1,017)              31           1,002
                                                                    ---------        ---------       ---------
Total stockholders' equity                                             34,545           33,891          20,214
                                                                    ---------        ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 358,469        $ 305,651       $ 297,054
                                                                    =========        =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)


                                                                       (Unaudited)                    (Unaudited)
                                                              THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------      -------------------------
                                                                2004               2003         2004              2003
                                                              -------            --------      ------            ------
INTEREST AND DIVIDEND INCOME:
 Loans, including fees                                         $3,027            $2,383        $5,810            $4,573
 Loans held for sale                                               10                25            18                25
 Securities, taxable                                              802               692         1,825             1,390
 Federal funds sold                                                41                62            50                99
 Other interest income                                              -                 -             -                 1
                                                               ------            ------        ------            ------
Total interest and dividend income                              3,880             3,162         7,703             6,088
INTEREST EXPENSE:
 Deposits                                                         887               838         1,718             1,650
 Borrowed funds                                                   115                63           246               127
                                                               ------            ------        ------            ------
Total interest expense                                          1,002               901         1,964             1,777
                                                               ------            ------        ------            ------
Net interest income                                             2,878             2,261         5,739             4,311
PROVISION FOR LOAN LOSSES                                         194               171           493               349
                                                               ------            ------        ------            ------
Net interest income after provision for loan losses             2,684             2,090         5,246             3,962
NONINTEREST INCOME:
 Service charges and fees                                          98                80           182               155
 Gain on sale of securities                                        14                41            54                56
 Gain on sale of mortgage loans                                   108                85           171                85
 Other                                                             89                74           183               133
                                                               ------            ------        ------            ------
Total noninterest income                                          309               280           590               429
NONINTEREST EXPENSES:
 Salaries and wages                                               972               642         1,816             1,228
 Employee benefits                                                163               105           342               209
 Occupancy expenses                                               163               148           328               303
 Equipment expenses                                                92               104           166               200
 Other operating expeses                                          551               449           986               848
                                                               ------            ------        ------            ------
Total noninterest expenses                                      1,941             1,448         3,638             2,788
                                                               ------            ------        ------            ------
Income before income taxes                                      1,052               922         2,198             1,603
PROVISION FOR INCOME TAXES                                        366               312           758               529
                                                               ------            ------        ------            ------
Net income                                                     $  686            $  610        $1,440            $1,074
                                                               ======            ======        ======            ======

EARNINGS PER SHARE, basic                                      $ 0.15            $ 0.17        $ 0.32            $ 0.31
EARNINGS PER SHARE, diluted                                    $ 0.15            $ 0.17        $ 0.31            $ 0.29


The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Six Months Ended June 30, 2004 and 2003
                             (Dollars in thousands)
                                   (Unaudited)


                                                                        ACCUMULATED
                                                                           OTHER                               TOTAL
                                         COMMON    CAPITAL   RETAINED   COMPREHENSIVE   COMPREHENSIVE      STOCKHOLDERS'
                                         STOCK     SURPLUS   EARNINGS   INCOME (LOSS)       INCOME            EQUITY
                                        -------   --------   --------   -------------   -------------      -------------
BALANCE, JANUARY 1, 2003                $ 1,841   $ 13,354    $ 2,894        $ 1,106                          $ 19,195
Comprehensive income:
  Net income                                                    1,074                       $ 1,074              1,074
  Net change in unrealized gain
    on available for sale securities,
    net of deferred taxes of $54                                                (104)          (104)              (104)
                                                                                            -------
Total comprehensive income                                                                  $   970
                                                                                            =======
Issuance of common stock                      2         52                                                          54
Effect of stock split                       460       (460)                                                          -
Cash paid in lieu of fractional shares                             (5)                                              (5)
                                        -------   --------    -------        -------                          --------
BALANCE, JUNE 30, 2003                  $ 2,303   $ 12,946    $ 3,963        $ 1,002                          $ 20,214
                                        =======   ========    =======        =======                          ========


                                                                        ACCUMULATED
                                                                           OTHER                               TOTAL
                                         COMMON    CAPITAL   RETAINED   COMPREHENSIVE   COMPREHENSIVE      STOCKHOLDERS'
                                         STOCK     SURPLUS   EARNINGS   INCOME (LOSS)       INCOME            EQUITY
                                        -------   --------   --------   -------------   -------------      -------------
BALANCE, JANUARY 1, 2004                $ 2,944   $ 25,425    $ 5,491        $    31                          $ 33,891
Comprehensive income:
  Net income                                                    1,440                       $ 1,440              1,440
  Net change in unrealized (loss)
  on available for sale securities,
  net of deferred taxes of $540                                              (1,048)         (1,048)            (1,048)
                                                                                            -------
Total comprehensive income                                                                  $   392
                                                                                            =======
Exercise of stock options                    12        179                                                         191
Issuance of common stock                      3         71                                                          74
Effect of stock split                     1,478     (1,478)                                                          -
Cash paid in lieu of fractional shares                             (3)                                              (3)
                                        -------   --------    -------        -------                          --------
BALANCE, JUNE 30, 2004                  $ 4,437   $ 24,197    $ 6,928       $(1,017)                          $ 34,545
                                        =======   ========    =======       ========                          ========



The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                  2004          2003
                                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $  1,440      $  1,074
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
 Depreciation and amortization                                                       131           151
 Provision for loan losses                                                           493           349
 Amortization of bond premium                                                        176           234
 Accretion of bond discount                                                          (18)          (40)
 Realized (gain) on sales of securities available for sale                           (54)          (56)
 Realized (gain) on sales of mortgage loans held-for-sale                           (171)          (85)
 Originiation of mortgage loans held-for-sale                                     (8,589)      (17,039)
 Proceeds from sales of mortgage loans held-for-sale                               9,071        13,640
 Deferred income tax (benefit)                                                      (185)         (106)
 (Increase) decrease in accrued interest receivable                                  101          (168)
 (Increase) decrease in other assets                                                 (97)          188
 Increase (decrease) in accrued interest payable and other liabilities               (55)           13
                                                                                --------      --------
   Net cash provided by (used in) operating activities                             2,243        (1,900)
                                                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities available for sale                                      (14,322)      (59,932)
 Proceeds from calls and maturities of securities available for sale              13,917        12,391
 Proceeds from sales of securities available for sale                             36,169        41,728
 Purchases of premises and equipment                                                (939)         (234)
 (Increase) in Federal funds sold                                                (42,129)      (13,490)
 Net (increase) in loans                                                         (35,721)      (24,710)

                                                                                --------      --------
   Net cash (used in) investing activities                                       (43,028)      (44,247)
                                                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in demand deposits, savings deposits
 and money market accounts                                                        54,964        55,414
 Net increase in time deposits                                                     4,141         1,815
 Net (decrease) in Federal funds purchased                                        (6,886)            -
 Proceeds from issuance of common stock                                              265            54
 Cash paid in lieu of fractional shares                                               (3)           (5)
                                                                                --------      --------
   Net cash provided by financing activities                                      52,481        57,278
                                                                                --------      --------

Increase in cash and due from banks                                             $ 11,696      $ 11,131
CASH AND DUE FROM BANKS
 Beginning                                                                      $ 11,908      $ 11,051
                                                                                --------      --------
 Ending                                                                         $ 23,604      $ 22,182
                                                                                ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid on deposits and borrowed funds                                  $  1,897      $  1,816
                                                                                ========      ========
  Income taxes paid                                                             $    851      $    443
                                                                                ========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
 unrealized (loss) on securities available for sale                             $ (1,588)     $   (158)
                                                                                ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                   JAMES MONROE BANCORP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole operating subsidiary. James Monroe Bank commenced banking operations on June 8, 1998. As of June 30, 2004 the Company operated the main office in Arlington, Virginia, one branch in Annandale, Virginia, one branch and a drive-up facility in Leesburg, Virginia, and one branch in Fairfax City, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003.

Stock Compensation Plans. At June 30, 2004, the Company had three stock based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation. The per share calculations have been restated to reflect the 3-for-2 stock split discussed in Note 7 and all preceding stock splits.


                                                          THREE-MONTH ENDED      SIX-MONTH ENDED
                                                               JUNE 30,             JUNE 30,
                                                          -----------------    ---------------------
                                                           2004       2003      2004         2003
                                                          ------     ------    -------     ---------
(Dollars in thousands, except per share data)

Net income, as reported                                    $ 685     $ 610     $ 1,440     $   1,074
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards                           (111)       (9)       (442)          (18)
                                                           -----     -----     -------     ---------
Pro forma net income                                       $ 575     $ 601     $   998     $   1,056
                                                           =====     =====     =======     =========

Earnings per share:
     Basic- as reported                                     0.15      0.17        0.32          0.31
                                                           =====     =====     =======     =========
     Basic- pro forma                                       0.13      0.17        0.23          0.31
                                                           =====     =====     =======     =========
     Diluted- as reported                                   0.15      0.17        0.31          0.29
                                                           =====     =====     =======     =========
     Diluted- pro forma                                     0.12      0.16        0.21          0.29
                                                           =====     =====     =======     =========


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average results:

                                                                 2004
                                                            ---------
              Dividend yield                                    0.00%
              Expected life                                 8.1 years
              Expected volatility                              37.69%
              Risk free interest rate                           3.86%

NOTE 2.

Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months and six months ended June 30, 2004 and 2003. The average shares outstanding and per share calculations have been restated to reflect the 3-for-2 stock split discussed in Note 7 and all preceding stock splits.


                                                                THREE-MONTHS ENDED               SIX-MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                        ------------------------------      ---------------------------
                                                            2004              2003              2004            2003
                                                        ------------       -----------      ----------       ----------
(Dollars in thousands, except per share data)
Net Income                                                $      686       $      610       $    1,440       $    1,074
                                                          ==========       ==========       ==========       ==========

Weighted average shares outstanding--basic                 4,435,638        3,452,919        4,432,540        3,451,943
Common share equivalents for stock options                   240,877          262,952          237,088          244,710
                                                          ----------       ----------       ----------       ----------
Weighted average shares outstanding--diluted               4,676,515        3,715,871        4,669,628        3,696,653
                                                          ==========       ==========       ==========       ==========

Earnings per share-basic                                  $     0.15       $     0.17       $     0.32       $     0.31
                                                          ==========       ==========       ==========       ==========
Earnings per share-diluted                                $     0.15       $     0.17       $     0.31       $     0.29
                                                          ==========       ==========       ==========       ==========


NOTE 3.

Securities available for sale. Securities available for sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in stockholders' equity as a component of "accumulated other comprehensive income." Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain (loss) on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available for sale at June 30, 2004, December 31, 2003, and June 30, 2003, are summarized in the tables that follow. The Company classifies all securities as available for sale.


                                                                     June 30, 2004
                                                 --------------------------------------------------------
                                                                  Gross           Gross         Estimated
                                                 Amortized     Unrealized       Unrealized        Market
(Dollars in thousands)                              Cost          Gains           Losses          Value
                                                 ---------       --------        --------        --------
U.S. Government and federal agency                $ 66,193       $     21        $ (1,290)       $ 64,924
Mortgage-backed securities                          17,077            115            (416)         16,776
Corporate notes                                      2,157             55             (25)          2,187
Restricted Stock                                       988              -               -             988
                                                  --------       --------        --------        --------
                                                  $ 86,415       $    191        $ (1,731)       $ 84,875
                                                  ========       ========        ========        ========

                                                                     December 31, 2003
                                                 --------------------------------------------------------
                                                                  Gross           Gross         Estimated
                                                 Amortized     Unrealized       Unrealized        Market
(Dollars in thousands)                              Cost          Gains           Losses          Value
                                                 ---------       --------        --------        --------
U.S. Government and federal agency               $  95,196      $     322       $    (589)      $  94,929
Mortgage-backed securities                          19,883            206            (162)         19,927
Corporate notes                                      6,301            279              (9)          6,571
Restricted Stock                                       901              -               -             901
                                                 ---------      ---------       ---------       ---------
                                                 $ 122,281      $     807       $    (760)      $ 122,328
                                                 =========      =========       =========       =========

                                                                       June 30, 2003
                                                 --------------------------------------------------------
                                                                  Gross           Gross         Estimated
                                                 Amortized     Unrealized       Unrealized        Market
(Dollars in thousands)                              Cost          Gains           Losses          Value
                                                 ---------       --------        --------        --------
U.S. Government and federal agency                $ 47,550       $    392        $    (20)       $ 47,922
Mortgage-backed securities                          19,045            411              (6)         19,450
Corporate notes                                     12,626            757             (16)         13,367
Restricted Stock                                       841              -               -             841
                                                  --------       --------        --------        --------
                                                  $ 80,062       $  1,560        $    (42)       $ 81,580
                                                  ========       ========        ========        ========


NOTE 4.

Loans. Major classifications of loans at June 30, 2004, December 31, 2003, and June 30, 2003 are summarized in the following table.


                                                          JUNE 30,         DECEMBER 31,         JUNE 30,
(Dollars in thousands)                                      2004               2003               2003
                                                         ---------          ---------          ---------
Construction loans                                       $  22,691          $  18,130          $  17,342
Commercial loans                                            30,112             24,885             23,430
Commercial real estate loans                               138,783            113,316             93,952
Real estate-1-4 family residential                           1,638              3,801              1,251
Home equity loans                                            4,720              3,193              2,935
Consumer loans                                               6,482              5,691              6,709
Deposit overdrafts                                             199                 31                 68
                                                         ---------          ---------          ---------
                                                           204,625            169,047            145,687
Less allowance for loan losses                              (2,305)            (1,955)            (1,669)
                                                         ---------          ---------          ---------
Net Loans                                                $ 202,320          $ 167,092          $ 144,018
                                                         =========          =========          =========

Changes in the allowance for loan losses are as follows:


                                                            SIX-MONTHS ENDED   YEAR ENDED,    SIX-MONTHS ENDED
                                                                JUNE 30,      DECEMBER 31,        JUNE 30,
(Dollars in thousands)                                            2004            2003              2003
                                                               ---------      ------------    ----------------
Beginning balance                                              $   1,955       $   1,390          $   1,390
Loan charge-offs:
 Commercial                                                         (135)            (71)               (34)
 Consumer                                                             (9)            (41)               (36)
                                                               ---------       ---------          ---------
    Total charge-offs                                               (144)           (112)               (70)
Recoveries of loans previously charged-off:
 Commercial                                                            -              15                  -
 Consumer                                                              1               -                  -
                                                               ---------       ---------          ---------
    Total recoveries                                                   1              15                  -
                                                               ---------       ---------          ---------
  Net charge-offs                                                   (143)            (97)               (70)
                                                               ---------       ---------          ---------
Provision for loan losses                                            493             662                349
                                                               ---------       ---------          ---------
Ending balance                                                 $   2,305       $   1,955          $   1,669
                                                               =========       =========          =========

The following table presents the amounts of nonperforming assets at the dates indicated.


                                               JUNE 30,  DECEMBER 31,  JUNE 30,
(Dollars in thousands)                           2004       2003        2003
                                               --------    -------     -------
Nonaccrual loans
  Commercial                                     $334        $510        $188
  Consumer                                          -           -           -
                                                 ----        ----        ----
    Total nonaccrual loans                        334         510         188
Loans past-due 90-days or more
  Commercial                                       30           -           -
  Consumer                                          1          34           -
                                                 ----        ----        ----
    Total loans past-due 90-days or more           31          34           -
Restructured loans                                  -           -         228
                                                 ----        ----        ----
    Total nonperforming assets                   $365        $544        $416
                                                 ====        ====        ====


NOTE 5.

Deposits. Interest bearing deposits consist of the following:


                                                       JUNE 30,    DECEMBER 31,    JUNE 30,
(Dollars in thousands)                                  2004          2003          2003
                                                      --------      --------      --------
NOW accounts                                          $ 17,098      $ 12,068      $ 11,716
Savings accounts                                         3,326         2,846         1,809
Money market accounts                                  147,717       126,091       110,577
Certificates of deposit under $100,000                  12,096        13,115        13,291
Certificates of deposit $100,000 and over               38,986        33,694        25,130
Individual retirement accounts                           1,571         1,704         1,715
                                                      --------      --------      --------
                                                      $220,794      $189,518      $164,238
                                                      ========      ========      ========



NOTE 6.

Trust Preferred Capital Securities. On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust I's outstanding common securities. On March 26, 2002, $5 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities bear interest at a rate equal to the three month LIBOR plus 360 basis points, subject to a cap of 11% which is set and payable on a quarterly basis. During 2003, the interest rates ranged from 5.00% to 4.61%. The rate for the quarterly period beginning March 26, 2004, was 4.71%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

On July 16, 2003, James Monroe Statutory Trust II, a newly formed subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust II's outstanding common securities. On July 31, 2003, $4 million of the trust preferred securities were issued in a private placement transaction. The securities bear interest at a rate equal to the three month LIBOR plus 310 basis points, subject to a cap of 12% which is set and payable on a quarterly basis. During 2003, the interest rates ranged from 4.21% to 4.24%. The rate for the quarterly period beginning March 31, 2004 was 4.21%. The securities have a maturity date of July 31, 2033, and are subject to ranging call provisions beginning July 31, 2008.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At June 30, 2004, all of the trust preferred securities qualified as Tier 1 capital.

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

NOTE 7.

Common Stock Split. On June 1, 2004 the Company issued 1,478,317 additional shares necessary to effect a 3-for-2 common stock split for shareholders of record on May 14, 2004. The earnings per common share for all periods presented have been restated to reflect the stock split.

On May 16, 2003, the Company issued 459,968 additional shares necessary to effect a 5-for-4 common stock split for shareholders of record April 25, 2003. The earnings per common share for all periods prior to May 2003 have been restated to reflect the stock split.

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

INTRODUCTION

         This Management's Discussion and Analysis reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and six months ended June 30, 2004 and 2003. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

         There were no changes to the Company's critical accounting policies in the second quarter of 2004. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2003 ARE:

         o    Assets grew $52.8 million (17%).
         o    Loans grew $35.6 million (21%).
         o    Deposits grew $59.1 million (23%).
         o Net interest margin was 3.85% for the first six months of 2004 compared to 3.73% for the full year 2003 and 3.83% during the first six months of 2003.
         o Asset quality remained strong as nonperforming assets declined $179 thousand to $365 thousand and the allowance for loan losses totaled 1.13% of total loans outstanding.
         o The Company ended the quarter with excellent liquidity and adequate capital to support further growth.
         o The Company opened a sixth banking office in Chantilly, Virginia on July 26, 2004. In addition to the branch site, the Company leased 7,000 square feet of space on the second floor of the branch building to accommodate expanding administrative, operational support and mortgage services departments. The move into the new operations space was accomplished on July 10, enabling the Bank to maintain its focus on excellent customer service while continuing to grow at a rapid rate.
         o The Company received regulatory approval to establish a seventh banking office in Manassas, Virginia which is expected to open in September 2004. The Bank has hired three lenders who have spent a significant part of their banking careers working in the Manassas market.
         o The Company's expansion into the Chantilly and Manassas markets, along with the opening of the new operations center, are growth oriented initiatives taken after additional capital was raised in the fourth quarter of 2003. While these pro-active initiatives have increased operating expenses, as evidenced by the rise in the bank's efficiency ratio to 61% for the second quarter of 2004, the Company's focus remains on a long term strategy of expanding our franchise throughout the Northern Virginia market.
         o The Company issued a three for two stock split for shareholders of record on May 14, 2004, payable June 1, 2004.

FINANCIAL OVERVIEW

         The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of Bancorp and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2003.

BALANCE SHEET

         June 30, 2004 vs. December 31, 2003 and June 30, 2003. Total assets increased to $358.5 million at June 30, 2004, an increase of $52.8 million from December 31, 2003, and an increase of $61.4 million from June 30, 2003. The increase in assets since December 31, 2003 resulted from the Company's emphasis on deposit generation as much as loan generation. During the six months ended June 30, 2004, deposits increased $59.1 million over December 31, 2003, with noninterest bearing deposits increasing $27.8 million, and interest bearing deposits increasing $31.3 million. With the growth in deposits, the Company was able to fund $35.6 million net increase in loans. Securities declined $37.5 million due to a combination of the sale of securities and the call of a number of government agency securities, resulting in the short term liquidity position of the Company improving $49.0 million. Net loans increased $58.9 million at June 30, 2004 from June 30, 2003, as deposits increased $43.1 million between the same periods. During the three months ended June 30, 2004, loans increased $15.3 million as deposits increased $30.8 million.

RESULTS OF OPERATIONS

         Six Months 2004 vs. Six Months 2003. For the six months ended June 30, 2004, the Company had net income of $1,440 thousand, or $.31 per diluted share, compared to $1,074 thousand, or $.29 per diluted share, for the comparable period of 2003. The comparable earnings per share are impacted by the 600,000 shares issued in November 2003, coupled with the 3-for-2 stock split this year, resulting in approximately 900,000 more shares outstanding in computing the 2004 earnings per share. Annualized return on average assets was .91% for the six months ended June 30, 2004, compared to .90% for the same six month period in 2003. Return on average equity was 8.27% for the six months ended June 30, 2004, compared with 10.93% for the same six month period in 2003. The substantial increase in capital resulting from the completion of the November 2003 offering and the time lag until such additional capital can be fully leveraged significantly contributed to the reduced returns on equity in 2004.

         Second Quarter 2004 vs. Second Quarter 2003. For the quarter ended June 30, 2004, the Company had net income of $686 thousand, or $.15 per diluted share, compared to $610 thousand, or $.17 per diluted share, for the comparable quarter of 2003. As mentioned above, comparable earnings per share are impacted by shares issued in November 2003, coupled with the 3-for-2 stock split this year, resulting in more shares outstanding in computing the 2004 earnings per share. Annualized return on average assets was .84% for the three months ended June 30, 2004, compared to .96% for the same quarter in 2003. Return on average equity was 7.85% for the quarter ended June 30, 2004, compared with 12.00% for the second quarter of 2003.

         During the second quarter of 2004, the Company continued to focus on managing its net interest margin, especially in light of the low interest rate environment we have experienced over the past two and a half years. In 2001, the Federal Reserve reduced interest rates 11 times, for a total reduction of 475 basis points, an unprecedented reduction both in terms of the number of, and amount of, rate changes in a 12 month period. The Federal Reserve reduced interest rates an additional 50 basis points in November 2002, and further reduced rates by 25 basis points in June 2003. These dramatic reductions in a relatively short period continued to impact the loan and investment portfolios in 2003, as loans repriced on a delayed basis or renewed at lower interest rates, and as investment securities matured or were called, and were reinvested at lower rates. This was partially offset by continued repricing upon renewal of certificates of deposit. These rate reductions resulted in a reduction in the net interest margin, which declined from 5.09% in 2000 to 4.56% in 2001 to 3.90% in 2002 to 3.73% in 2003. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severely declining rate environment. In fact, the net interest margin improved in the second quarter of 2004 compared to the second quarter of 2003, increasing to 3.81%.

         Although the Company has continued to grow in asset size since its inception in 1998 it has been able to control its operating efficiency. The Company's efficiency ratio improved in the first six months of 2004 to 57.5% compared to 58.8% during the first six months of 2003. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, which includes securities gains or losses and gains or losses on the sale of mortgage loans. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

QUARTERLY RESULTS OF OPERATIONS


                                                           2004                                     2003
                                             ------------------------------    -----------------------------------------------
(Dollars in thousands except share data)        SECOND           FIRST             FOURTH            THIRD           SECOND
                                             -------------    -------------    -------------    -------------    -------------
RESULTS OF OPERATIONS:
Net interest income                          $       2,878    $       2,861    $       2,602    $       2,495    $       2,261
Provision for loan losses                              194              299              190              123              171
Other income                                           309              281              360              358              280
Noninterest expense                                  1,941            1,697            1,568            1,608            1,448
Income before taxes                                  1,052            1,146            1,204            1,122              922
Net income                                             686              754              792              735              610

PER SHARE DATA:
Earnings per share, basic (1)                $        0.15    $        0.17    $        0.21    $        0.21    $        0.17
Earnings per share, diluted (1)              $        0.15    $        0.16    $        0.19    $        0.19    $        0.17
Weighted average shares (1)
          outstanding - basic                    4,435,638        4,429,442        3,956,060        3,499,775        3,452,919
                      - diluted                  4,676,515        4,662,740        4,187,978        3,738,317        3,715,871

AT PERIOD END
Loans                                        $     204,625    $     189,314    $     169,047    $     154,012    $     145,687
Earning assets                                     331,879          316,427          291,936          272,959          273,722
Total assets                                       358,469          334,104          305,651          288,914          297,054
Deposits                                           314,221          283,381          255,116          258,527          271,099
Stockholders' equity                                34,545           35,581           33,891           20,696           20,214

Book value per share (1)                     $        7.79    $        8.02    $        7.67    $        5.91    $        5.85
Shares outstanding (1)                           4,437,369        4,435,331        4,415,703        3,500,463        3,454,913

PERFORMANCE RATIOS:
Return on average assets                              0.84%            0.98%            1.05%            1.01%            0.96%
Return on average equity                              7.85%            8.70%           11.50%           14.50%           12.00%
Net interest margin                                   3.81%            3.91%            3.64%            3.65%            3.77%
Efficiency ratio (2)                                 60.90%           54.01%           52.93%           56.36%           56.99%

OTHER RATIOS:
Allowance for loan losses to total loans              1.13%            1.12%            1.16%            1.15%            1.15%
Equity to assets                                      9.64%           10.66%           11.09%            7.16%            6.80%
Nonperforming loans to total loans                    0.18%            0.18%            0.30%            0.27%            0.29%
Net charge-offs to total loans                        0.00%            0.08%            0.07%            0.02%            0.01%
Risk adjusted capital ratios:
          Tier 1                                      19.4%            20.4%            21.9%            14.7%            13.5%
          Total                                       20.4%            21.4%            22.9%            16.9%            14.4%
          Leverage ratio                              13.6%            14.2%            14.3%             9.4%             9.5%


(1) Information has been adjusted to reflect the 3-for-2 stock split paid on June 1, 2004, and the 5-for-4 stock split paid on May 16, 2003.

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

NET INTEREST INCOME, AVERAGE BALANCES AND YIELDS

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

         Tables 1 and 2 provide certain information relating to the Company's average consolidated statements of financial condition and reflect the interest income on interest earning assets and interest expense of interest bearing liabilities for the six months and quarters ended June 30, 2004 and 2003 and the average yields earned and rates paid during those periods. These yields and costs are derived by dividing income or expense by the average daily balance of the related asset or liability for the periods presented. The Company did not have any tax exempt income during any of the periods presented in Tables 1 and
2. Nonaccrual loans have been included in the average balances of loans receivable.

         Six Months 2004 vs. Six Months 2003. For the six month period ended June 30, 2004, net interest income increased $1.4 million, or 33%, to $5.7 million from $4.3 million earned during the same period in 2003. This was primarily a result of the increase in the volume of earning assets, and partially offset by the effect of declining interest rates, loan repricing, and short term investments. During the six months ended June 30, 2004, total average earning assets increased by $72.4 million, or 32%, from the same period of 2003. Average loans outstanding grew by $53.4 million, or 40%, during the first six months of 2004 compared to the same period in 2003, but, at the same time, the yield on such loans decreased by 63 basis points. Average securities increased $28.0 million, or 39%, during the first six months of 2004 compared to the same period in 2003 while the yield on the securities portfolio declined by 97 basis points. Many securities were called throughout 2003 and into 2004. These called bonds were reinvested in lower yielding securities. Additional securities were purchased from the liquidity generated throughout the past year and invested in securities at yields greater than federal funds, but less than yields generated by loans.

         During the six months ended June 30, 2004, total interest bearing liabilities increased $47.7 million, or 30% from the same period of 2003. Interest bearing deposits increased $38.1 million and borrowings, which includes fed funds purchased and trust preferred capital notes, increased $9.6 million. Interest expense paid on these liabilities for the first six months of 2004 was $2.0 million compared with $1.8 million for the same period of 2003.

         The yield on earning assets declined 24 basis points from 5.41% for the six month period ending June 30, 2004 to 5.17% during the same period in 2004. The overall yield on loans dropped 63 basis points and the securities portfolio declined 97 basis points reflecting the overall decline in interest rates from the first six months of 2003 to the same period this year. The cost of funds declined 33 basis points from 2.22% for the six month period ending June 30, 2004 to 1.89% during the same period in 2004.

         The resulting effect of the changes in interest rates between the six month periods ended June 30, 2004 and 2003, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a virtually stable net interest margin of 3.85% in 2004 versus 3.83% in 2003. Management believes this stability is indicative of the Company's interest rate risk management process.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                   Six Months Ended                      Six Months Ended
                                                     June 30, 2004                        June 30, 2003
                                          -----------------------------------  ----------------------------------
                                           Average                     Yield/   Average                    Yield/
(Dollars in thousands)                     Balance     Interest        Rate     Balance     Interest       Rate
                                          ---------    ---------        ----   ---------    ---------       ----
ASSETS
Loans:
  Commercial                              $  49,451    $   1,362        5.54%  $  39,109    $   1,243       6.41%
  Commercial real estate                    125,075        4,071        6.55%     81,955        2,889       7.11%
  Consumer                                   13,399          377        5.66%     13,472          441       6.60%
                                          ---------    ---------        ----   ---------    ---------       ----
    Total loans                             187,925        5,810        6.22%    134,536        4,573       6.85%

Mortgage loans held for sale                    653           18        5.48%      1,092           25       6.85%
Taxable securities                          100,675        1,825        3.65%     72,645        1,390       4.62%
Federal funds sold and cash equivalents      10,250           50        0.99%     18,852          100       1.07%
                                          ---------    ---------        ----   ---------    ---------       ----

    TOTAL EARNING ASSETS                    299,503        7,703        5.17%    227,125        6,088       5.41%

Less allowance for loan losses               (2,107)                              (1,508)
Cash and due from banks                      16,738                               12,296
Premises and equipment, net                   1,648                                1,386
Other assets                                  2,912                                1,585
                                          --------                             ---------
    TOTAL ASSETS                          $ 318,694                            $ 240,884
                                          =========                            =========


LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest-bearing demand deposits          $  12,351    $      41        0.66%  $   8,933    $      39       0.88%
Money market deposit accounts               131,037        1,116        1.71%    105,321        1,029       1.97%
Savings accounts                              3,064           19        1.24%      1,465           11       1.51%
Time deposits                                48,276          542        2.26%     40,916          571       2.81%
Trust preferred capital notes                 9,000          210        4.68%      5,000          127       5.12%
Other borrowed funds                          5,593           36        1.30%          -            -       0.00%
                                          ---------    ---------        ----   ---------    ---------       ----
    TOTAL INTEREST-BEARING
    LIABILITIES                             209,321        1,964        1.89%    161,635        1,777       2.22%
                                          ---------    ---------        ----   ---------    ---------       ----
Net interest income and net yield on
interest earning assets                                $   5,739        3.85%               $   4,311       3.83%
                                                       =========        ====                =========       ====


Noninterest-bearing demand deposits          73,250                               58,619
Other liabilities                             1,134                                  819
Stockholders' equity                         34,989                               19,811
                                          ---------                            ---------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUTIY                  $ 318,694                            $ 240,884
                                          =========                            =========


         Second Quarter 2004 vs. Second Quarter 2003. For the quarter ended June 30, 2004, net interest income increased $617 thousand, or 27%, to $2.9 million from $2.3 million earned during the same period in 2003. This was primarily a result of the increase in the volume of earning assets, and partially offset by the effect of declining interest rates, loan repricing, and short term investments. During the quarter ended June 30, 2004, total average earning assets increased by $64.0 million, or 27%, from the same period of 2003. Average loans outstanding grew by $57.8 million, or 41%, during the second quarter of 2004 compared to the same period in 2003, but, at the same time, the yield on such loans decreased by 66 basis points. Average securities increased $11.6 million, or 15%, during the second quarter of 2004 compared to the same period in 2003 while the yield on the securities portfolio increased slightly by 3 basis points.

         During the quarter ended June 30, 2004, average interest bearing liabilities increased $46.8 million, or 28% from the same period of 2003. Interest bearing deposits increased $39.3 million and borrowings, which includes fed funds purchased and trust preferred capital notes, increased $7.5 million. Interest expense paid on these liabilities during the second quarter of 2004 was $1.0 million compared with $900 thousand for the same period of 2003.

         The yield on earning assets declined 15 basis points from 5.27% for the quarter ending June 30, 2004 to 5.12% during the same period in 2004. The overall yield on loans dropped 66 basis points reflecting the overall decline in interest rates from the second quarter of 2003 to the same period this year. The cost of funds declined 28 basis points from 2.17% for the quarter ending June 30, 2004 to 1.89% during the same period in 2004.

         The resulting effect of the changes in interest rates between the quarters ended June 30, 2004 and 2003, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a virtually stable net interest margin of 3.81% in 2004 versus 3.77% in 2003. Management believes this stability is indicative of the Company's interest rate risk management process.

TABLE 2: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                           Three Months Ended                       Three Months Ended
                                                             June 30, 2004                              June 30, 2003
                                                 -------------------------------------      --------------------------------------
                                                  Average                       Yield/        Average                       Yield/
(Dollars in thousands)                            Balance      Interest         Rate          Balance       Interest         Rate
                                                 ---------      ---------       ----         ---------      ---------        ----
ASSETS
Loans:
  Commercial                                     $  51,496      $     761       5.94%        $  40,066      $     632        6.33%
  Commercial real estate                           133,266          2,075       6.26%           87,049          1,531        7.05%
  Consumer                                          13,769            191       5.58%           13,632            220        6.47%
                                                 ---------      ---------       ----         ---------      ---------        ----
    Total loans                                    198,531          3,027       6.13%          140,747          2,383        6.79%

Mortgage loans held for sale                           730             10       5.51%            2,170             25        4.62%
Taxable securities                                  86,956            802       3.71%           75,366            692        3.68%
Federal funds sold and cash equivalents             18,555             41       0.89%           22,491             62        1.11%
                                                 ---------      ---------       ----         ---------      ---------        ----

    TOTAL EARNING ASSETS                           304,772          3,880       5.12%          240,774          3,162        5.27%

Less allowance for loan losses                      (2,200)                                     (1,586)
Cash and due from banks                             20,561                                      13,091
Premises and equipment, net                          1,812                                       1,408
Other assets                                         3,462                                       1,813
                                                 ---------                                   ---------
    TOTAL ASSETS                                 $ 328,407                                   $ 255,500
                                                 =========                                   =========


LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest-bearing demand deposits                 $  12,993      $      22       0.68%        $   9,689      $      21        0.87%
Money market deposit accounts                      135,707            582       1.72%          109,087            528        1.94%
Savings accounts                                     3,370             10       1.19%            1,607              6        1.50%
Time deposits                                       49,014            273       2.24%           41,434            283        2.74%
Trust preferred capital notes                        9,000            105       4.69%            5,000             63        5.05%
Other borrowed funds                                 3,499             10       1.15%                -              -        0.00%
                                                 ---------      ---------       ----         ---------      ---------        ----

    TOTAL INTEREST-BEARING
    LIABILITIES                                    213,583          1,002       1.89%          166,817            901        2.17%
                                                 ---------      ---------       ----         ---------      ---------        ----

Net interest income and net yield on
interest earning assets                                         $   2,878       3.81%                       $   2,261        3.77%
                                                                =========       ====                        =========        ====


Noninterest-bearing demand deposits                 78,490                                      67,480
Other liabilities                                    1,229                                         807
Stockholders' equity                                35,105                                      20,396
                                                 ---------                                   ---------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUTIY                         $ 328,407                                   $ 255,500
                                                 =========                                   =========



         Table 3 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income of $617 thousand for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, is due to the growth in the volume of earning assets and interest bearing liabilities. While the decrease in interest rates has, to date, affected total interest income, and to a lesser extent, total interest expense, management has controlled its exposure to changes in interest rates such that the negative effect of the decline in interest rates and the decline in loan yields, as adjustable rate loans have repriced downward over the past several years, resulted in a modest $110 thousand reduction of net interest income, whereas the growth in earning assets and deposits resulted in an increase of $727 thousand to net interest income. Interest expense during these comparable quarters, second quarter 2004 versus second quarter 2003, increased $101 thousand or 11%, from $901 thousand in interest expense in 2003 to $1.0 million in interest expense in 2004. The overall cost of interest bearing liabilities decreased 28 basis points from 2.17% in 2003 to 1.89% in 2004.

         The increase in net interest income of $1.4 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, is due to growth in earning assets and interest bearing liabilities. Management has controlled its exposure to changes in interest rates such that the negative effect of the decline in interest rates and the decline in loan yields, as adjustable rate loans have repriced downward over the past several years, resulted in a modest $358 thousand reduction of net interest income, whereas the growth in earning assets and deposits resulted in an increase of $1.8 million to net interest income. Interest expense during the first six months of 2004 compared to the same period in 2003 grew $187 thousand with a $629 thousand increase attributable to growth in interest bearing liabilities offset by $442 thousand decrease in interest expense as a result of reducing interest rates on interest bearing liabilities.

TABLE 3


                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                            2004 vs. 2003                           2004 vs. 2003
                                                   ----------------------------------   ------------------------------------
                                                                     Due to Change                           Due to Change
                                                    Increase          in Average         Increase             in Average
                                                       or        --------------------       or          --------------------
(Dollars in thousands)                             (Decrease)     Volume       Rate      (Decrease)     Volume         Rate
                                                    -------      -------      -------      -------      -------      -------
EARNING ASSETS:
Loans                                               $   644      $   981      $  (337)     $ 1,237      $ 1,829      $  (592)
Mortgage loans                                          (15)         (67)          52           (7)         (15)           8
Taxable securities                                      110          107            3          435          647         (212)
Federal funds sold and cash equivalents                 (21)         (11)         (10)         (50)         (46)          (4)
                                                    -------      -------      -------      -------      -------      -------
Total interest income                                   718        1,010         (292)       1,615        2,415         (800)

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits                          1            7           (6)           2           15          (13)
Money market deposit accounts                            54          129          (75)          87          253         (166)
Savings deposits                                          4            -            4            8           12           (4)
Time deposits                                           (10)          52          (62)         (29)         103         (132)
Borrowed funds                                           52           95          (43)         119          246         (127)
                                                    -------      -------      -------      -------      -------      -------
Total interest expense                                  101          283         (182)         187          629         (442)
                                                    -------      -------      -------      -------      -------      -------
Net interest income                                 $   617      $   727      $  (110)     $ 1,428      $ 1,786      $  (358)
                                                    =======      =======      =======      =======      =======      =======


PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A potential loss factor is applied to these loans which considers the historical charge off history of the Company and its peer group, trends in delinquencies and loan grading, current economic conditions, and factors that include the composition of the Company's loan portfolio. At June 30, 2004, the Company had a $184,000 impaired loan on nonaccrual status and an additional $181,000 in loans on nonaccrual status or past due 90 days or more and still accruing. See Note 4 to the unaudited consolidated financial statements for additional information regarding the Company's asset quality and allowance for loan losses.

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

         As reflected in Table 4 below, the allowance is allocated among the various categories of loans based upon the methodology described herein.


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


                                                       JUNE 30, 2004      DECEMBER 31, 2003      JUNE 30, 2003
                                                     ----------------    -------------------   -----------------
                                                               Percent              Percent                Percent
                                                               Of Total             Of Total              Of Total
(Dollars in thousands)                                Amount    Loans     Amount     Loans      Amount     Loans
                                                      ------    -----     ------     -----      ------     -----
Construction loans                                    $   58     11.1%    $   50      10.8%     $   45      11.3%
Commercial loans                                       1,182     14.7%       984      14.7%        678      18.7%
Commercial real estate loans                           1,006     67.8%       823      67.0%        841      61.8%
Real estate 1-4 family residential                        18      0.8%         4       2.2%          4       3.4%
Home equity loans                                         15      2.3%         9       1.9%          9       2.1%
Consumer loans                                            26      3.3%        85       3.4%         92       2.8%
                                                      ------    -----     ------     -----      ------     -----
Balance end of the period                             $2,305      100%    $1,955       100%     $1,669       100%
                                                      ======    =====     ======     =====      ======     =====


LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 2004, total loans were $204.6 million, a 40.5% increase from the $145.7 million in loans outstanding at June 30, 2003. Total loans at June 30, 2004 represented a 21.0% increase from the $169.0 million of loans at December 31, 2003. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is largely confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Virtually all of the Company's commercial real estate mortgage and development loans, which account for approximately 68% of our total loans at June 30, 2004, relate to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. While the region has experienced some decline in economic activity during 2002 and 2003, the local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect to properties occupied or managed by the owner.

         The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 5, 31% of the Company's loans are fixed rate loans and 69% of the Company's loans reprice or have a maturity date that falls within five years.

         Consumer loans consist primarily of secured installment credits to individuals. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 6.4% of the loan portfolio at June 30, 2004, as compared to 8.3% at June 30, 2003 and 7.5% at December 31, 2003.

TABLE 5

         Table 5 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at June 30, 2004. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.


                                                                   JUNE 30, 2004
                                                 --------------------------------------------------
                                                              AFTER ONE
                                                  WITHIN     YEAR THROUGH    AFTER FIVE
(Dollars in thousands)                           ONE YEAR     FIVE YEARS       YEARS         TOTAL
                                                 --------     ----------     -----------   --------
Construction loans                               $ 22,691      $      -      $      -      $ 22,691
Commercial loans                                   26,687         3,425             -        30,112
Commercial real estate loans                       55,427        78,242         5,114       138,783
Real estate 1-4 family residential                    375           944           319         1,638
Home equity loans                                   4,720             -             -         4,720
Consumer loans                                      4,833         1,649             -         6,482
Deposit overdrafts                                    199             -             -           199
                                                 --------      --------      --------      --------
  Total                                          $114,932      $ 84,260      $  5,433      $204,625
                                                 ========      ========      ========      ========

                                                              AFTER ONE
                                                  WITHIN     YEAR THROUGH    AFTER FIVE
(Dollars in thousands)                           ONE YEAR     FIVE YEARS       YEARS         TOTAL
                                                 --------     ----------     -----------   --------
Fixed rate                                       $ 24,577      $ 34,259      $  5,433      $ 64,269
Variable/Adjustable rate                           90,355        50,001             -       140,356
                                                 --------      --------      --------      --------
  Total                                          $114,932      $ 84,260      $  5,433      $204,625
                                                 ========      ========      ========      ========

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

         The following table provides information regarding the composition of our investment portfolio at the dates indicated.

TABLE 6


                                                                  AT JUNE 30, 2004           AT JUNE 30, 2003
                                                               ----------------------    -------------------------
                                                                           Percent of                   Percent of
(Dollars in thousands)                                         Balance      Portfolio    Balance        Portfolio
                                                               -------     ----------    --------       ----------
AVAILABLE FOR SALE (FAIR VALUE):
     U.S. Agency                                               $64,924          76.5%     $47,922          58.7%
     Mortgage-backed securities                                 14,795          17.4%      14,598          17.9%
     Adjustable rate mortgage-backed securities                  1,981           2.3%       4,852           6.0%
     Corporate bonds                                             2,187           2.6%      13,367          16.4%
     Restricted stock                                              988           1.2%         841           1.0%
                                                               -------         -----      -------         -----
TOTAL                                                          $84,875         100.0%     $81,580         100.0%
                                                               =======         =====      =======         =====


TABLE 7

         The following table provides information regarding the maturity composition of our investment portfolio, at fair value, at June 30, 2004.

                             MATURITY OF SECURITIES
                                Years to Maturity


                                         Within             Over 1 Year        Over 5 Years         Over
(Dollars in thousands)                   1 Year          through 5 Years     through 10 Years      10 Years              Total
                                    -----------------   ----------------   ----------------  ------------------   -----------------
                                    Amount     Yield    Amount    Yield    Amount    Yield   Amount      Yield    Amount      Yield
                                    -------    ------   -------   ------   -------   ------  -------     ------   -------    ------
AVAILABLE FOR SALE (FAIR VALUE):
U. S. Agency                        $36,377    3.99%   $28,547    3.86%    $   -        -    $     -         -   $64,924     3.93%
Mortgage-backed securities               46    6.47%     1,268    4.74%      487     4.21%    12,994      4.78%   14,795     4.76%
Adjustable rate mortgage-
 backed securities                        -       -          -       -         -        -      1,981      4.41%    1,982     4.41%
Corporate bonds                           -       -      2,187    5.36%        -        -          -         -     2,187     5.36%
Restricted stock                          -                  -       -         -        -        988      5.41%      988     5.41%
                                    -------            -------             -----             -------             -------
 Total debt securities
   Available for sale               $36,423    3.99%   $32,002    4.00%    $ 487     4.21%   $15,963      4.77%  $84,875     4.14%
                                    =======            =======             =====             =======             =======


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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At June 30, 2004, our Basic Surplus ratio (net access to cash and secured borrowings as a percentage of total assets) was approximately 9.5% compared to the present internal minimum guideline range of 5% to 10%.

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

         At June 30, 2004, we were modestly liability sensitive in the short term and then we become asset sensitive out beyond two years. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors. These products may not reprice consistently with assets such as variable rate commercial loans or other loans that immediately reprice as the prime rate changes. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50bp up and 50bp down increments but not below zero. At June 30, 2004, the following 12-month impact on net interest income is estimated to range from a positive impact of 9.3% if rates rise dramatically, to a negative impact of (3.2)% if rates decline from current levels. See the summary that follows. The Company believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of June 30, 2004. The Company is positioned to improve earnings if rates continue to rise. With respect to further reductions in rates, Declining Rate scenario and the Ramp Down scenarios, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 200 basis point decline is realistic given the already extremely low interest rates. Thus management believes the exposure to further changes in interest rates would not have a material negative effect on the results of operations.

                 Static Rates                                     -0-%
                 Most Likely Rates                                6.4%
                 Ramp Up 100bp- 12 months                         2.0%
                 Ramp Up 200bp- 12 months                         4.3%
                 Ramp Down 100bp- 12 months                     (1.2)%
                 Rising Rate Scenario                             9.3%
                 Low Rate Environment                           (2.4)%

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

         The following table shows the detail of noninterest income for the three and six month periods ended June 30, 2004 and 2003.

TABLE 8

         The categories of noninterest income that exceed 1% of operating revenue are as follows:

                                                   THREE-MONTHS ENDED JUNE 30,          SIX-MONTHS ENDED JUNE 30,
                                                 -------------------------------      ------------------------------
(Dollars in thousands)                                2004             2003               2004            2003
                                                 ----------------  -------------      --------------  --------------
Service charges on deposit accounts                         $ 98           $ 80               $ 182           $ 155
Cash management fees                                          24             27                  48              53
Other fee income                                              65             47                 135              80
Gain on sale of mortgages                                    108             85                 171              85
Gain on sale of securities                                    14             41                  54              56
                                                 ----------------  -------------      --------------  --------------
Total noninterest income                                   $ 309          $ 280               $ 590           $ 429
                                                 ================  =============      ==============  ==============


         The increases in noninterest income for the each period shown are the result of the continued growth of the Company and the expansion of products resulting in fee income. During the second quarter of 2003, we began originating conforming residential mortgage loans on a pre-sold basis, for sale to secondary market investors, servicing released.

TABLE 9

         The categories of noninterest expense that exceed 1% of operating revenue are as follows:


                                               THREE-MONTHS ENDED JUNE 30,        SIX-MONTHS ENDED JUNE 30,
                                           -------------------------------      ------------------------------
(Dollars in thousands)                          2004            2003                2004            2003
                                           ---------------  --------------      --------------  --------------
Salaries and benefits                             $ 1,135           $ 747             $ 2,158         $ 1,437
Occupancy cost, net                                   163             148                 328             303
Equipment expense                                      92             104                 166             200
Professional fees                                      56              36                 101              72
Data processing costs                                  98              98                 203             197
Courier and express services                           35              30                  76              59
Advertising and public relations                       61              15                 105              46
State franchise tax                                    66              50                 131              93
Director fees                                          52              29                  86              53
Other outside services                                 63              11                  76              20
Other                                                 120             180                 208             308
                                           ---------------  --------------      --------------  --------------
  Other noninterest expense                       $ 1,941         $ 1,448             $ 3,638         $ 2,788
                                           ===============  ==============      ==============  ==============


         Noninterest expense increased $850 thousand or 30% from $2.8 million to $3.6 million for the first six months of 2004, as compared to the same period in 2003. Approximately 85% of this increase is in salary and benefit costs. In the second quarter of 2003 the Company added personnel to staff the newly formed mortgage division and during 2003 the Company added a number of commercial loan officers and processing staff to develop new business and support the growth in customers and transactions being processed. The increase in state franchise tax is due to the increased capital of the Bank from earnings retention and a capital infusion in January 2004. Noninterest expense increased $493 thousand or 34% from $1.4 million to $1.9 million for the second quarter of 2004 as compared to the same period in 2003. Approximately 79% of this increase is in salary and benefit costs.

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

TABLE 10

         The following table reflects deposits by category for the periods indicated.


                                                               THREE MONTHS ENDED JUNE 30,
                                                  ------------------------------------------------------
                                                               2004                      2003
                                                  --------------------------  --------------------------
(Dollars in thousands)                                Average       Average       Average     Average
                                                      Balance        Rate         Balance       Rate
                                                     ---------     ---------     ---------   ----------
Deposits
    Noninterest-bearing demand                        $ 78,490          - %       $ 67,480         - %
    Interest-bearing demand                             12,993       0.68            9,689      0.87
    Money Market                                       135,707       1.72          109,087      1.94
    Savings                                              3,370       1.19            1,607      1.50
    Certificates of deposit of $100,000 or more         34,834       2.22           26,962      2.75
    Other time                                          14,180       2.29           14,472      2.72
                                                  -------------  -----------  -------------  -----------
Total interest bearing deposits                        201,084       1.77 %        161,817      2.08 %
                                                  -------------               -------------
Total deposits                                       $ 279,574                   $ 229,297
                                                  =============               =============


TABLE 11

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities as of June 30, 2004.


(Dollars in thousands)                          3 MONTHS       4 TO 6      7 TO 12     OVER 12
                                                 OR LESS        MONTHS      MONTHS      MONTHS      TOTAL
                                                --------      ---------    -------    ----------    ------
Certificates of deposit less than $100,000       $ 3,954       $ 3,275     $ 4,524    $ 1,914      $13,667
Certificates of deposit of $100,000 or more       10,023         7,971      19,176      1,816       38,986
                                                 -------       -------     -------    -------      -------
                                                 $13,977       $11,246     $23,700    $ 3,730      $52,653
                                                 =======       =======     =======    =======      =======


CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At June 30, 2004, stockholders' equity increased $14.3 million to $34.5 million from the $20.2 million in equity at June 30, 2003 as a result of the $3.0 million increase in retained earnings over the past twelve months and the $12.8 million net proceeds from the equity sold in November 2003, offset by a decline in other comprehensive income of $2.0 million resulting from unrealized gains and losses on securities.

         Capital Requirement. A comparison of the Company's and the Bank's regulatory capital at June 30, 2004, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 12


                                                      Minimum       Minimum To Be
                                        Actual      Guidelines    "Well Capitalized"
                                       --------     ----------    ------------------

Total Risk-Based Capital
     Company                            20.4%          8.0%              N/A
     Bank                               12.7%          8.0%             10.0%

Tier 1 Risk-Based Capital
     Company                            19.4%          4.0%              N/A
     Bank                               11.7%          4.0%              6.0%

Tier 1 Leverage Ratio
     Company                            13.5%          4.0%              N/A
     Bank                                8.5%          4.0%              5.0%



ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

     (d) Use of Proceeds.  Not Applicable.

     (e) Small Business Issuer Purchases of Securities.       None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 29, 2004, the annual meeting of shareholders of the Company was held for the purpose of electing eleven (11) directors to serve until the next annual meeting and until their successors are duly elected and qualified. The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.

               Name             For            Against          Abstain
               ----             ---            -------          -------
Dr. Terry L. Collins         2,317,590         14,392              -
Norman P. Horn               2,317,590         14,392              -
Dr. David C. Karlgaard       2,314,188         17,794              -
Richard I. Linhart           2,317,590         14,392              -
Richard C. Litman            2,317,590         14,392              -
John R. Maxwell              2,317,590         14,392              -
Dr. Alvin E. Nashman         2,317,955         18,027              -
Helen L. Newman              2,317,590         14,392              -
Thomas L. Patterson          2,317,590         14,392              -
David W. Pijor               2,317,590         14,392              -
Russell E. Sherman           2,302,607         29,375              -

         At the annual meeting, the shareholders were also asked to vote on an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock to 10,000,000. The votes cast on the amendment were as follows:

          For          Against         Abstain         Broker Non-votes
          ---          -------         -------         ----------------
       2,292,933       37,056          1,893                  -


Item 5.  Other Information
         None

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits

Number    Description
------    -----------
3(a)     Articles of Incorporation of James Monroe Bancorp (1)
3(b)     Bylaws of James Monroe Bancorp (2)
4(a) Indenture, dated as of March 26, 2002 between James Monroe Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (3)
4(b) Amended and Restated Declaration of Trust, dated as of March 26, 2002 among James Monroe Bancorp, Inc., State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, and John R. Maxwell, David W. Pijor and Richard I. Linhart as Administrators (3)
4(c) Guarantee Agreement dated as of March 26, 2002, between James Monroe Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (3)
4(d) Indenture, dated as of July 31, 2003 between James Monroe Bancorp, Inc. and U.S. Bank, National Association, as trustee (3)
4(e) Amended and Restated Declaration of Trust, dated as of July 31, 2003 among James Monroe Bancorp, Inc., U.S. Bank, National Association, as Institutional Trustee, and John R. Maxwell, David W. Pijor and Richard
         I. Linhart as Administrators (3)
4(f) Guarantee Agreement dated as of July 31, 2003, between James Monroe Bancorp, Inc. and U.S. Bank, National Association, as trustee (3)
10(a)    Employment contract between James Monroe Bancorp and John R. Maxwell(4)
10(b)    Employment contract between James Monroe Bancorp and Richard I. Linhart
         (5)
10(c)    James Monroe Bancorp 1998 Management Incentive Stock Option Plan (6)
10(d)    James Monroe Bancorp 2000 Director's Stock Option Plan (7)
10(e)    James Monroe Bancorp, Inc. 2003 Equity Compensation Plan (8)
11       Statement re: Computation of Per Share Earnings

             Please refer to Note 2 to the financial statements included in this report.

21           Subsidiaries of the Registrant
31(a)        Certification of Chief Executive Officer
31(b)        Certification of Chief Financial Officer
32(a)        Certification of Chief Executive Officer
32(b)        Certification of Chief Financial Officer

--------------------
(1) Incorporated by reference to exhibit 3(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
(2) Incorporated by reference to exhibit 3(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
(3) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
(4) Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(5) Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
(6) Incorporated by reference to exhibit 10(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
(7) Incorporated by reference to exhibit 10(c) to the Company's registration statement on Form SB-2 (No. 333-38098).
(8) Incorporated by reference to exhibit 10(e) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(b)      Reports on Form 8-K

         On April 19, 2004, the Company filed a current report on Form 8-K reporting earnings for the quarter ended March 31, 2004.

         On May 5, 2004, the Company filed a current report on Form 8-K reporting the announcement of the 3 for 2 stock split.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 11, 2004                   BY: /s/John R. Maxwell
                                            ----------------------------------
                                        John R. Maxwell, President &
                                        Chief Executive Officer


Date: August 11, 2004                   BY: /s/ Richard I. Linhart
                                            ----------------------------------
                                        Richard I. Linhart, Executive Vice
                                        President & Chief Operating and
                                        Financial Officer