Form 10QSB
period 2004-09-30
MONROE JAMES BANCORP INC
filed 2004-11-15
CIK 1114868

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from _______________ to _______________

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

                                  703-707-8855
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2004.

            Common stock, $1 par value--4,437,869 shares outstanding.

            Transitional Small Business Disclosure Format. Yes [ ] No [X].

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                     Page No.
                                                                                     --------
Part I.     Financial Information

            Item 1.  Financial Statements
                     Consolidated Balance Sheets at September 30, 2004,
                      December 31, 2003, and September 30, 2003                          3
                     Consolidated Statements of Income for the three months and
                      nine months ended September 30, 2004 and 2003                      4
                     Consolidated Statements of Changes in Stockholders'
                      Equity for the nine months ended September 30, 2004 and 2003       5
                     Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 2004 and 2003                                  6
                     Notes to Interim Consolidated Financial Statements                  7

            Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                               13

            Item 3.  Controls and Procedures                                            28

Part II.    Other Information

            Item 1.  Legal Proceedings                                                  29

            Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        29

            Item 3.  Defaults Upon Senior Securities                                    29

            Item 4.  Submission of Matters to a Vote of Security Holders                29

            Item 5.  Other Information                                                  29

            Item 6.  Exhibits                                                           29

                          PART I. Financial Information

Item 1. Financial Statements
                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          September 30, 2004, December 31, 2003, and September 30, 2003
                    (Dollars in thousands, except share data)

                                                          (Unaudited)      (Audited)      (Unaudited)
                                                         SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
                                                             2004            2003            2003
                                                         -------------   -------------   -------------
ASSETS
Cash and due from banks                                  $      14,831   $      11,908   $      14,282
Interest bearing deposits in banks                               1,668               -             266
Federal funds sold                                              48,275               -          12,581
Securities available for sale, at fair value                   118,053         122,328         105,292
Mortgages held for sale                                            549             561             808
Loans, net of allowance for loan losses of $2,577
 at September 30, 2004, $1,955 at December 31,
 2003 and $1,765 at September 30, 2003                         227,527         167,092         152,247
Bank premises and equipment, net                                 2,357           1,388           1,390
Accrued interest receivable                                      1,746           1,336           1,250
Other assets                                                     1,428           1,038             798
                                                         -------------   -------------   -------------
TOTAL ASSETS                                             $     416,434   $     305,651   $     288,914
                                                         =============   =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing deposits                           $     102,054   $      65,598   $      80,982
  Interest bearing deposits                                    268,565         189,518         177,545
                                                         -------------   -------------   -------------
Total deposits                                                 370,619         255,116         258,527
Federal funds purchased                                              -           6,886               -
Trust preferred capital notes                                    9,000           9,000           9,000
Accrued interest payable and other liabilities                     643             758             692
                                                         -------------   -------------   -------------
  Total liabilities                                            380,262         271,760         268,219
                                                         -------------   -------------   -------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized
 10,000,000 shares; issued and outstanding
 4,437,869 at September 30, 2004, 2,943,802 shares
 at December 31, 2003, 2,333,642 at September 30, 2003           4,438           2,944           2,334
Capital surplus                                                 24,204          25,425          13,215
Retained earnings                                                7,633           5,491           4,698
Accumulated other comprehensive income(loss)                      (103)             31             448
                                                         -------------   -------------   -------------
  Total stockholders' equity                                    36,172          33,891          20,695
                                                         -------------   -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     416,434   $     305,651   $     288,914
                                                         =============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                          (Unaudited)                         (Unaudited)
                                               THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------   ---------------------------------
                                                    2004              2003               2004              2003
                                               ---------------   ---------------   ---------------   ---------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees                        $         3,318   $         2,500   $         9,128   $         7,073
  Loans held for sale                                        8                27                26                52
  Securities, taxable                                      988               786             2,813             2,176
  Federal funds sold                                       112                58               162               157
  Other interest income                                      -                 -                 -                 1
                                               ---------------   ---------------   ---------------   ---------------
Total interest and dividend income                       4,426             3,371            12,129             9,459
INTEREST EXPENSE:
  Deposits                                               1,120               786             2,838             2,436
  Borrowed funds                                           117                90               363               217
                                               ---------------   ---------------   ---------------   ---------------
Total interest expense                                   1,237               876             3,201             2,653
                                               ---------------   ---------------   ---------------   ---------------
Net interest income                                      3,189             2,495             8,928             6,806
PROVISION FOR LOAN LOSSES                                  273               123               766               472
                                               ---------------   ---------------   ---------------   ---------------
Net interest income after provision for loan
 losses                                                  2,916             2,372             8,162             6,334
NONINTEREST INCOME:
  Service charges and fees                                  72                66               254               221
  Gain on sale of securities                                 -               101                54               157
  Gain on sale of mortgage loans                            77               106               248               191
  Other                                                     82                85               265               218
                                               ---------------   ---------------   ---------------   ---------------
Total noninterest income                                   231               358               821               787
NONINTEREST EXPENSES:
  Salaries and wages                                       905               723             2,721             1,951
  Employee benefits                                        178               240               520               449
  Occupancy expenses                                       265               149               593               452
  Equipment expenses                                       138               106               304               306
  Other operating expenses                                 589               390             1,575             1,238
                                               ---------------   ---------------   ---------------   ---------------
Total noninterest expenses                               2,075             1,608             5,713             4,396
                                               ---------------   ---------------   ---------------   ---------------
Income before income taxes                               1,072             1,122             3,270             2,725
PROVISION FOR INCOME TAXES                                 367               387             1,125               916
                                               ---------------   ---------------   ---------------   ---------------
Net income                                     $           705   $           735   $         2,145   $         1,809
                                               ===============   ===============   ===============   ===============

EARNINGS PER SHARE, basic                      $          0.16   $          0.21   $          0.48   $          0.52
EARNINGS PER SHARE, diluted                    $          0.15   $          0.19   $          0.46   $          0.49

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2004 and 2003
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   ACCUMULATED
                                                                                      OTHER                             TOTAL
                                        COMMON       CAPITAL        RETAINED      COMPREHENSIVE    COMPREHENSIVE    STOCKHOLDERS'
                                         STOCK       SURPLUS        EARNINGS       INCOME (LOSS)       INCOME           EQUITY
                                       ---------    ---------    --------------   --------------   -------------    --------------
BALANCE, JANUARY 1, 2003               $   1,841    $  13,354    $        2,894   $        1,106                    $      19,195
Comprehensive income:
  Net income                                                              1,809                    $       1,809            1,809
  Net change in unrealized gain
   on available for sale securities,
   net of deferred taxes of $339                                                            (658)           (658)            (658)
                                                                                                   -------------
  Total comprehensive income                                                                       $       1,151
                                                                                                   =============
  Issuance of common stock                     2           64                                                                  66
  Effect of stock split                      460         (460)                                                                  -
  Exercise of stock options                   31          257                                                                 288
  Cash paid in lieu of fractional
   shares                                                                    (5)                                               (5)
                                       ---------    ---------    --------------   --------------                    -------------
BALANCE, SEPTEMBER 30, 2003            $   2,334    $  13,215    $        4,698   $          448                    $      20,695
                                       =========    =========    ==============   ==============                    =============

                                                                                   ACCUMULATED
                                                                                      OTHER                             TOTAL
                                        COMMON       CAPITAL        RETAINED      COMPREHENSIVE    COMPREHENSIVE    STOCKHOLDERS'
                                         STOCK       SURPLUS        EARNINGS       INCOME (LOSS)       INCOME           EQUITY
                                       ---------    ---------    --------------   --------------   --------------   -------------
BALANCE, JANUARY 1, 2004               $   2,944    $  25,425    $        5,491   $           31                    $      33,891
Comprehensive income:
  Net income                                                              2,145                    $       2,145            2,145
  Net change in unrealized gain
   (loss) on available for sale
   securities, net of deferred taxes
   of $69                                                                                   (134)           (134)            (134)
                                                                                                   -------------
  Total comprehensive income                                                                       $       2,011
                                                                                                   =============
  Exercise of stock options                   13          186                                                                 199
  Issuance of common stock                     3           71                                                                  74
  Effect of stock split                    1,478       (1,478)                                                                  -
  Cash paid in lieu of fractional
   shares                                                                    (3)                                               (3)
                                       ---------    ---------    --------------   --------------                    -------------
BALANCE, SEPTEMBER 30, 2004            $   4,438    $  24,204    $        7,633   $         (103)                   $      36,172
                                       =========    =========    ==============   ==============                    =============

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003
                             (Dollars in thousands)
                                   (Unaudited)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                             2004             2003
                                                        --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $        2,145   $        1,809
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                    257              237
  Provision for loan losses                                        766              472
  Amortization of bond premium                                     243                -
  Accretion of bond discount                                       (62)             (58)
  Realized (gain) on sales of securities
   available for sale                                              (54)            (157)
  Realized (gain) on sales of mortgage loans
   held-for-sale                                                  (248)            (191)
  Originiation of mortgage loans held-for-sale                 (12,724)         (34,556)
  Proceeds from sales of mortgage loans
   held-for-sale                                                12,984           33,939
  Deferred income tax (benefit)                                   (340)               -
  (Increase) in accrued interest receivable                       (410)            (334)
  (Increase) decrease in other assets                              (50)             167
  (Decrease) in accrued interest payable and
   other liabilities                                              (115)             (36)
                                                        --------------   --------------
    Net cash provided by operating activities           $        2,392   $        1,292
                                                        --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale            $      (50,349)  $      (94,557)
  Proceeds from calls and maturities of securities
   available for sale                                           18,197           15,646
  Proceeds from sales of securities available
   for sale                                                     36,169           48,566
  Purchases of premises and equipment                           (1,226)            (294)
  (Increase) decrease in interest bearing cash
   balances                                                     (1,668)               -
  (Increase) decrease in Federal funds sold                    (48,275)          16,634
  Net (increase) in loans                                      (61,201)         (33,062)
                                                        --------------   --------------
    Net cash (used in) investing activities             $     (108,353)  $      (47,067)
                                                        --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, savings
   deposits and money market accounts                   $      109,905   $       39,069
  Net increase in time deposits                                  5,598            5,588
  Net (decrease) in Federal funds purchased                     (6,886)               -
  Proceeds from issuance of common stock                           273              354
  Proceeds from issuance of trust preferred
   capital notes                                                     -            4,000
  Cash paid in lieu of fractional shares                            (3)              (5)
                                                        --------------   --------------
    Net cash provided by financing activities           $      108,887   $       49,006
                                                        --------------   --------------

Increase in cash and due from banks                     $        2,926   $        3,231
CASH AND DUE FROM BANKS
  Beginning                                             $       11,908   $       11,051
                                                        --------------   --------------
  Ending                                                $       14,834   $       14,282
                                                        ==============   ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid on deposits and borrowed funds          $        3,383   $        2,699
                                                        ==============   ==============
  Income taxes paid                                     $        1,218   $          966
                                                        ==============   ==============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
  Unrealized (loss) on securities available for sale    $         (198)  $         (997)
                                                        ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                   JAMES MONROE BANCORP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole operating subsidiary. James Monroe Bank commenced banking operations on June 8, 1998. As of September 30, 2004 the Company operated the main office in Arlington, Virginia, one branch in Annandale, Virginia, one branch and a drive-up facility in Leesburg, Virginia, one branch in Fairfax City, Virginia, one branch in Chantilly, Virginia, and one branch in Manassas, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003.

Stock Compensation Plans. At September 30, 2004, the Company had three stock based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation. The per share calculations have been restated to reflect the 3-for-2 stock split discussed in Note 7 and all preceding stock splits.

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                    ---------------------   -----------------------
(Dollars in thousands, except per share data)          2004        2003        2004         2003
-------------------------------------------------   ---------   ---------   ----------   ----------
Net income, as reported                             $     705   $     735   $    2,145   $    1,809
Deduct:Total stock-based employee compensation
 expense determined under fair value based method
 for all awards                                          (114)       (177)        (556)        (195)
                                                    ---------   ---------   ----------   ----------
Pro forma net income                                $     591   $     558   $    1,589   $    1,614
                                                    =========   =========   ==========   ==========
Earnings per share:
  Basic- as reported                                     0.16        0.21         0.48         0.52
                                                    =========   =========   ==========   ==========
  Basic- pro forma                                       0.13        0.16         0.36         0.47
                                                    =========   =========   ==========   ==========
  Diluted- as reported                                   0.15        0.19         0.46         0.49
                                                    =========   =========   ==========   ==========
  Diluted- pro forma                                     0.13        0.15         0.34         0.43
                                                    =========   =========   ==========   ==========

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average results:

                                                   2004
                                                ---------
           Dividend yield                           0.00%
           Expected life                        8.1 years
           Expected volatility                     37.54%
           Risk free interest rate                  3.88%

NOTE 2.

Earnings Per Share. The following table discloses the calculation of basic and diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003. The average shares outstanding and per share calculations have been restated to reflect the 3-for-2 stock split discussed in Note 7 and all preceding stock splits.

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                               -------------------------   -------------------------
(Dollars in thousands, except per share data)     2004           2003         2004           2003
---------------------------------------------  -----------   -----------   -----------   -----------
Net Income                                     $       705   $       735   $     2,145   $     1,809
                                               ===========   ===========   ===========   ===========
Weighted average shares outstanding--basic       4,437,527     3,499,775     4,434,214     3,467,888
Common share equivalents for stock options         240,809       238,542       238,316       242,653
                                               -----------   -----------   -----------   -----------
Weighted average shares outstanding--diluted     4,678,336     3,738,317     4,672,530     3,710,540
                                               ===========   ===========   ===========   ===========
Earnings per share-basic                       $      0.16   $      0.21   $      0.48   $      0.52
                                               ===========   ===========   ===========   ===========
Earnings per share-diluted                     $      0.15   $      0.19   $      0.46   $      0.49
                                               ===========   ===========   ===========   ===========

NOTE 3.

Securities available for sale. Securities available for sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in stockholders' equity as a component of "accumulated other comprehensive income
(loss)." Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain (loss) on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available for sale at September 30, 2004, December 31, 2003, and September 30, 2003, are summarized in the tables that follow. The Company classifies all securities as available for sale.

                                                 (Dollars in thousands)
                                                   September 30, 2004
                                     -------------------------------------------------
                                                     Gross        Gross      Estimated
                                      Amortized   Unrealized   Unrealized     Market
                                        Cost         Gains       Losses        Value
                                     ----------   ----------   ----------   ----------
U.S. Government and federal agency   $   97,718   $      356   $     (503)  $   97,571
Mortgage-backed securities               17,289          165         (197)      17,257
Corporate notes                           2,154           45          (22)       2,177
Restricted Stock                          1,048            -            -        1,048
                                     ----------   ----------   ----------   ----------
                                     $  118,209   $      566   $     (722)  $  118,053
                                     ==========   ==========   ==========   ==========

                                                   December 31, 2003
                                     -------------------------------------------------
                                                     Gross        Gross     Estimated
                                      Amortized   Unrealized   Unrealized     Market
                                        Cost         Gains       Losses       Value
                                     ----------   ----------   ----------   ----------
U.S. Government and federal agency   $   95,196   $      322   $     (589)  $   94,929
Mortgage-backed securities               19,883          206         (162)      19,927
Corporate notes                           6,301          279           (9)       6,571
Restricted Stock                            901            -            -          901
                                     ----------   ----------   ----------   ----------
                                     $  122,281   $      807   $     (760)  $  122,328
                                     ==========   ==========   ==========   ==========

                                                   September 30, 2003
                                     -------------------------------------------------
                                                     Gross        Gross     Estimated
                                      Amortized   Unrealized   Unrealized     Market
                                        Cost         Gains       Losses       Value
                                     ----------   ----------   ----------   ----------
U.S. Government and federal agency   $   68,349   $      416   $     (325)  $   68,440
Mortgage-backed securities               24,465          235         (125)      24,575
Corporate notes                          10,899          477            -       11,376
Restricted Stock                            901            -            -          901
                                     ----------   ----------   ----------   ----------
                                     $  104,614   $    1,128   $     (450)  $  105,292
                                     ==========   ==========   ==========   ==========

NOTE 4.

Loans. Major classifications of loans at September 30, 2004, December 31, 2003, and September 30, 2003 are summarized in the following table.

                                               SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,
        (Dollars in thousands)                     2004               2003             2003
        ----------------------------------   -----------------   -------------   -----------------
        Construction loans                   $          30,163   $      18,130   $          15,522
        Commercial loans                                32,519          24,885              25,160
        Commercial real estate loans                   154,286         113,316             101,401
        Real estate-1-4 family residential               1,607           3,801               1,720
        Home equity loans                                5,242           3,193               3,145
        Consumer loans                                   6,230           5,691               6,852
        Deposit overdrafts                                  57              31                 212
                                             -----------------   -------------   ------------------
                                                       230,104         169,047             154,012
        Less allowance for loan losses                  (2,577)         (1,955)             (1,765)
                                             -----------------   -------------   ------------------
        Net Loans                            $         227,527   $     167,092   $         152,247
                                             =================   =============   ==================

        Changes in the allowance for loan losses are as follows:

                                             NINE MONTHS ENDED     YEAR ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
        (Dollars in thousands)                      2004               2003             2003
        ---------------------------------    -----------------   -------------   -----------------
        Beginning balance                    $           1,955   $       1,390   $           1,390
        Loan charge-offs:
          Commercial                                      (135)            (71)                (71)
          Consumer                                         (10)            (41)                (41)
                                             -----------------   -------------   -----------------
            Total charge-offs                             (145)           (112)               (112)
        Recoveries of loans previously
         charged-off:
          Commercial                                         -              15                  15
          Consumer                                           1               -                   -
                                             -----------------   -------------   -----------------
            Total recoveries                                 1              15                  15
                                             -----------------   -------------   -----------------
          Net charge-offs                                 (144)            (97)                (97)
                                             -----------------   -------------   -----------------
        Provision for loan losses                          766             662                 472
                                             -----------------   -------------   -----------------
        Ending balance                       $           2,577   $       1,955   $           1,765
                                             =================   =============   =================

        The following table presents the amounts of nonperforming assets at the dates indicated.

                                                   SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
        (Dollars in thousands)                         2004             2003            2003
        ----------------------------------------   -------------   -------------   -------------
        Nonaccrual loans
          Commercial                               $         354   $         510   $         376
          Consumer                                             -               -              31
                                                   -------------   -------------   -------------
            Total nonaccrual loans                           354             510             407
        Loans past-due 90-days or more
          Commercial                                          40               -               -
          Consumer                                             7              34               -
                                                   -------------   -------------   -------------
            Total loans past-due 90-days or more              47              34               -
        Restructured loans                                     -               -               -
                                                   -------------   -------------   -------------
          Total nonperforming assets               $         401   $         544   $         407
                                                   =============   =============   =============

NOTE 5.

Deposits. Interest bearing deposits consist of the following:

                                                    SEPTEMBER 30,   DECEMBER 31,    SEPTEMBER 30,
        (Dollars in thousands)                          2004            2003            2003
        -----------------------------------------   -------------   -------------   -------------
        NOW accounts                                $      14,209   $      12,068   $      12,254
        Savings accounts                                    4,421           2,846           2,253
        Money market accounts                             195,824         126,091         119,129
        Certificates of deposit under $100,000             11,637          13,115          13,271
        Certificates of deposit $100,000 and over          40,991          33,694          28,926
        Individual retirement accounts                      1,483           1,704           1,712
                                                    -------------   -------------   -------------
                                                    $     268,565   $     189,518   $     177,545
                                                    =============   =============   =============

NOTE 6.

Trust Preferred Capital Securities. On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust I's outstanding common securities. On March 26, 2002, $5 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities bear interest at a rate equal to the three month LIBOR plus 360 basis points, subject to a cap of 11% which is set and payable on a quarterly basis. During 2003, the interest rates ranged from 5.00% to 4.61%. The interest rate from June 26, 2004 through September 25, 2004 was 5.19%. The interest rate for the period September 26, 2004 through December 25, 2004 is 5.55%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

On July 16, 2003, James Monroe Statutory Trust II, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust II's outstanding common securities. On July 31, 2003, $4 million of the trust preferred securities were issued in a private placement transaction. The securities bear interest at a rate equal to the three month LIBOR plus 310 basis points, subject to a cap of 12% which is set and payable on a quarterly basis. During 2003, the interest rates ranged from 4.21% to 4.24%. The interest rate from June 30, 2004 through September 29, 2004 was 4.69%. The interest rate for the period September 28, 2004 through December 30, 2004 is 5.08%. The securities have a maturity date of July 31, 2033, and are subject to ranging call provisions beginning July 31, 2008.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At September 30, 2004, all of the trust preferred securities qualified as Tier 1 capital.

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

INTRODUCTION

        This Management's Discussion and Analysis reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three and nine months ended September 30, 2004 and 2003. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

        There were no changes to the Company's critical accounting policies in the third quarter of 2004. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2003 ARE:

            o   Assets grew $110.8 million (36%).
            o   Loans grew $60.4 million (36%).
            o   Deposits grew $115.5 million (45%).
            o Net interest margin was 3.78% for the nine months of 2004 compared to 3.73% for the full year 2003 and 3.76% during the nine months of 2003.
            o Asset quality remained strong as nonperforming assets decreased $143 thousand to $401 thousand. The allowance for loan losses totaled 1.12% of total loans outstanding at September 30, 2004.
            o The Company ended the quarter with excellent liquidity and adequate capital to support further growth.
            o The Company opened a sixth banking office in Chantilly, Virginia on July 26, 2004. In addition to the branch site, the Company leased 7,000 square feet of space on the second floor of the branch building to accommodate expanding administrative, operational support and mortgage services departments. The move into the new operations space was accomplished on July 10, enabling the Bank to maintain its focus on excellent customer service while continuing to grow at a rapid rate.
            o The Company opened a seventh banking office in Manassas, Virginia on September 27, 2004. The Bank has hired three lenders who have spent a significant part of their banking careers working in the Manassas market.
            o The Company's expansion into the Chantilly and Manassas markets, along with the opening of the new operations center, are growth oriented initiatives taken after additional capital was raised in the fourth quarter of 2003. While these pro-active initiatives have increased operating expenses, as evidenced by the rise in the Bank's efficiency ratio to 62% for the third quarter of 2004, the Company's focus remains on a long term strategy of expanding our franchise throughout the Northern Virginia market.
            o The Company issued a three-for-two stock split for shareholders of record on May 14, 2004, payable June 1, 2004.

FINANCIAL OVERVIEW

        The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of Bancorp and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2003.

BALANCE SHEET

        September 30, 2004 vs. December 31, 2003 and September 30, 2003. Total assets increased to $416.4 million at September 30, 2004, an increase of $110.8 million from December 31, 2003, and an increase of $127.5 million from September 30, 2003. The increase in assets since December 31, 2003 resulted from the Company's emphasis on deposit generation as much as loan generation. During the nine months ended September 30, 2004, deposits increased $115.5 million over December 31, 2003, with noninterest bearing deposits increasing $36.5 million, and interest bearing deposits increasing $79.0 million. With the growth in deposits, the Company was able to fund $60.4 million net increase in loans. Securities declined $4.3 million due to a combination of the sale of securities and the call of a number of government agency securities, resulting in the short term liquidity position of the Company improving $52.9 million. Net loans increased $75.3 million at September 30, 2004 from September 30, 2003, as deposits increased $112.1 million between the same periods. During the three months ended September 30, 2004, loans increased $25.2 million as deposits increased $56.4 million.

RESULTS OF OPERATIONS

        Nine Months 2004 vs. Nine Months 2003. For the nine months ended September 30, 2004, the Company had net income of $2.15 million, or $.46 per diluted share, compared to $1.81 million, or $.49 per diluted share, for the comparable period of 2003. The comparable earnings per share are impacted by the 600,000 shares issued in November 2003, coupled with the 3-for-2 stock split this year, resulting in approximately 900,000 more shares outstanding in computing the 2004 earnings per share. Annualized return on average assets was ..85% for the nine months ended September 30, 2004, compared to .94% for the same nine month period in 2003. Return on average equity was 8.14% for the nine months ended September 30, 2004, compared with 12.15% for the same nine month period in 2003. The substantial increase in capital resulting from the completion of the November 2003 offering and the time lag until such additional capital can be fully leveraged significantly contributed to the reduced returns on equity in 2004.

        Third Quarter 2004 vs. Third Quarter 2003. For the quarter ended September 30, 2004, the Company had net income of $705 thousand, or $.15 per diluted share, compared to $735 thousand, or $.19 per diluted share, for the comparable quarter of 2003. As mentioned above, comparable earnings per share are impacted by shares issued in November 2003, coupled with the 3-for-2 stock split this year, resulting in more shares outstanding in computing the 2004 earnings per share. Annualized return on average assets was .76% for the three months ended September 30, 2004, compared to 1.01% for the same quarter in 2003. Return on average equity was 7.89% for the quarter ended September 30, 2004, compared with 14.50% for the third quarter of 2003.

        During the third quarter of 2004, the Company continued to focus on managing its net interest margin, especially in light of the continuing low interest rate environment. Beginning in 2001 through June 2003, the Federal Reserve reduced the federal funds target rate an aggregate of 550 basis points. These dramatic reductions over a relatively short period continued to impact the loan and investment portfolios in 2003 and 2004, as loans repriced on a delayed basis or renewed at lower interest rates, and as investment securities matured or were called, and were reinvested at lower rates. This was partially offset by continued repricing upon renewal of certificates of deposit. While the Federal Reserve began to reverse the rate reductions, through a series of three increases aggregating 75 basis points, beginning on June 30, 2004, and continuing in August and September 2004, the rate reductions and continuing low rate environment has resulted in a reduction in the net interest margin throughout the period, from 5.09% in 2000 to 4.56% in 2001 to 3.90% in 2002 to 3.73% in 2003. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severely declining and low rate environment. As the rate increases have begun to impact the Company, the net interest margin improved in the third quarter of 2004 compared to the third quarter of 2003, increasing to 3.67%. The Company expects that continued increases in the federal funds target rate will further contribute to increased margin as earning assets reprice, while repricing of deposits lags. However, as discussed further under "Liquidity and Interest Rate Sensitivity Management," as a result of competitive factors, market conditions, customer preferences and other factors, the Company may not be able to benefit from further increases in market interest rates.

        Although the Company has continued to grow in asset size since its inception in 1998 it has been able to control its operating efficiency. Within the past six months the Company expanded into the Chantilly and Manassas markets and opened a new operations center. These are growth oriented initiatives taken after additional capital was raised in the fourth quarter of 2003. While these pro-active initiatives have increased operating expenses, as evidenced by the rise in the bank's efficiency ratio to 62% for the third quarter of 2004, the Company's focus remains on a long term strategy of expanding our franchise throughout the Northern Virginia market. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, which includes securities gains or losses and gains or losses on the sale of mortgage loans. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

QUARTERLY RESULTS OF OPERATIONS

                                                                2004                                   2003
                                           ---------------------------------------------   -----------------------------
(Dollars in thousands except share data)       THIRD          SECOND           FIRST           FOURTH          THIRD
----------------------------------------   -------------   -------------   -------------   -------------   -------------
RESULTS OF OPERATIONS:
Net interest income                        $       3,189   $       2,878   $       2,861   $       2,602   $       2,495
Provision for loan losses                            273             194             299             190             123
Other income                                         232             309             281             360             358
Noninterest expense                                2,075           1,941           1,697           1,568           1,608
Income before taxes                                1,072           1,052           1,146           1,204           1,122
Net income                                           705             686             754             792             735
PER SHARE DATA:
Earnings per share, basic /1/              $        0.16   $        0.15   $        0.17   $        0.21   $        0.21
Earnings per share, diluted /1/            $        0.15   $        0.15   $        0.16   $        0.19   $        0.19
Weighted average shares /1/
 outstanding - basic                           4,437,527       4,435,638       4,429,442       3,956,060       3,499,775
             - diluted                         4,678,247       4,676,515       4,662,740       4,187,978       3,738,317
AT PERIOD END
Loans                                      $     230,104   $     204,625   $     189,314   $     169,047   $     154,012
Earning assets                                   398,649         331,879         316,427         291,936         272,959
Total assets                                     416,382         358,469         334,104         305,651         288,914
Deposits                                         370,619         314,221         283,381         255,116         258,527
Stockholders' equity                              36,172          34,545          35,581          33,891          20,696
Book value per share /1/                   $        8.15   $        7.79   $        8.02   $        7.67   $        5.91
Shares outstanding /1/                         4,437,869       4,437,369       4,435,331       4,415,703       3,500,463
PERFORMANCE RATIOS:
Return on average assets                            0.76%           0.84%           0.98%           1.05%           1.01%
Return on average equity                            7.89%           7.85%           8.70%          11.50%          14.50%
Net interest margin                                 3.67%           3.81%           3.91%           3.64%           3.65%
Efficiency ratio /2/                               62.07%          60.90%          54.01%          52.93%          56.36%
OTHER RATIOS:
Allowance for loan losses to total loans            1.12%           1.13%           1.12%           1.16%           1.15%
Equity to assets                                    8.69%           9.64%          10.66%          11.09%           7.16%
Nonperforming loans to total loans                  0.17%           0.18%           0.18%           0.30%           0.27%
Net charge-offs to total loans                      0.00%           0.00%           0.08%           0.07%           0.02%
Risk adjusted capital ratios:
  Tier 1                                            17.4%           19.4%           20.4%           21.9%           14.7%
  Total                                             18.3%           20.4%           21.4%           22.9%           16.9%
  Leverage ratio                                    12.3%           13.6%           14.2%           14.3%            9.4%

/1/ Information has been adjusted to reflect the 3-for-2 stock split paid on June 1, 2004, and the 5-for-4 stock split paid on May 16, 2003.

/2/ Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, including securities gains or losses and gains or losses on the sale of loans. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

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

        Tables 1 and 2 provide certain information relating to the Company's average consolidated statements of financial condition and reflect the interest income on interest earning assets and interest expense of interest bearing liabilities for the nine months and quarters ended September 30, 2004 and 2003 and the average yields earned and rates paid during those periods. These yields and costs are derived by dividing income or expense by the average daily balance of the related asset or liability for the periods presented. The Company did not have any tax exempt income during any of the periods presented in Tables 1 and
2. Nonaccrual loans have been included in the average balances of loans receivable.

        Nine Months 2004 vs. Nine Months 2003. For the nine month period ended September 30, 2004, net interest income increased $2.1 million, or 31%, to $8.9 million from $6.8 million earned during the same period in 2003. This was primarily a result of the increase in the volume of earning assets, and partially offset by the effect of declining interest rates, loan repricing, and short term investments. During the nine months ended September 30, 2004, total average earning assets increased by $73.4 million, or 30%, from the same period of 2003. Average loans outstanding grew by $57.8 million, or 41%, during the nine months of 2004 compared to the same period in 2003, but, at the same time, the yield on such loans decreased by 60 basis points. Average securities increased $19.9 million, or 25%, during the nine months of 2004 compared to the same period in 2003 while the yield on the securities portfolio increased by 12 basis points. Additional securities were purchased from the liquidity generated throughout the past year and invested in securities at yields greater than federal funds, but less than yields generated by loans.

        During the nine months ended September 30, 2004, average interest bearing liabilities increased $54.2 million, or 32% from the same period of 2003. Interest bearing deposits increased $47.4 million and borrowings, which includes fed funds purchased and trust preferred capital notes, increased $6.8 million. Interest expense paid on these liabilities for the nine months of 2004 was $3.2 million compared with $2.7 million for the same period of 2003.

        The yield on earning assets declined 9 basis points from 5.23% for the nine month period ending September 30, 2004 to 5.14% during the same period in 2004 reflecting the overall decline in interest rates from the nine months of 2003 to the same period this year. The overall yield on loans dropped 60 basis points while the securities portfolio increased 12 basis points. The cost of funds declined 18 basis points from 2.11% for the nine month period ending September 30, 2003 to 1.93% during the same period in 2004.

        The resulting effect of the changes in interest rates between the nine month periods ended September 30, 2004 and 2003, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a virtually stable net interest margin of 3.78% in 2004 versus 3.76% in 2003. Management believes this stability is indicative of the Company's interest rate risk management process.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES

                                                  Nine Months Ended                    Nine Months Ended
                                                  September 30, 2004                   September 30, 2003
                                       ------------------------------------   ------------------------------------
                                        Average                    Yield/       Average                   Yield/
(Dollars in thousands)                  Balance      Interest       Rate        Balance     Interest       Rate
------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------
ASSETS
Loans:
  Commercial                           $   51,720   $    2,342         6.05%  $   37,598   $    1,849         6.58%
  Commercial real estate                  132,019        6,208         6.28%      87,636        4,561         6.96%
  Consumer                                 13,833          578         5.58%      14,524          663         6.10%
                                       ----------   ----------   ----------   ----------   ----------   ----------
    Total loans                           197,572        9,128         6.17%     139,758        7,073         6.77%
Mortgage loans held for sale                  619           26         5.61%       1,481           52         4.69%
Taxable securities                         99,390        2,813         3.78%      79,493        2,177         3.66%
Federal funds sold and cash
 equivalents                               17,874          162         1.21%      21,300          157         0.99%
                                       ----------   ----------   ----------   ----------   ----------   ----------
    TOTAL EARNING ASSETS                  315,455       12,129         5.14%     242,032        9,459         5.23%
Less allowance for loan losses             (2,209)                                (1,577)
Cash and due from banks                    17,077                                 13,365
Premises and equipment, net                 1,951                                  1,394
Other assets                                2,932                                  1,748
                                       ----------                             ----------
    TOTAL ASSETS                       $  335,206                             $  256,962
                                       ==========                             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits       $   12,950   $       62         0.64%  $   10,330   $       66         0.85%
Money market deposit accounts             143,447        1,909         1.78%     108,736        1,512         1.86%
Savings accounts                            3,441           32         1.24%       1,801           18         1.34%
Time deposits                              49,532          835         2.25%      41,090          840         2.73%
Trust preferred capital notes               9,000          327         4.85%       5,908          217         4.91%
Other borrowed funds                        3,715           36         1.30%           -            -         0.00%
                                       ----------   ----------   ----------   ----------   ----------   ----------
    TOTAL INTEREST-BEARING
     LIABILITIES                          222,085        3,201         1.93%     167,865        2,653         2.11%
                                       ----------   ----------   ----------   ----------   ----------   ----------
Net interest income and net yield
 on interest earning assets                         $    8,928         3.78%               $    6,806         3.76%
                                                    ==========   ==========                ==========   ==========
Noninterest-bearing demand deposits        76,853                                 68,387
Other liabilities                           1,090                                    796
Stockholders' equity                       35,178                                 19,914
                                       ----------                             ----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUTIY              $  335,206                             $  256,962
                                       ==========                             ==========

        Third Quarter 2004 vs. Third Quarter 2003. For the quarter ended September 30, 2004, net interest income increased $694 thousand, or 28%, to $3.2 million from $2.5 million earned during the same period in 2003. This was primarily a result of the increase in the volume of earning assets, and partially offset by the effect of declining loan yields. During the quarter ended September 30, 2004, total average earning assets increased by $74.8 million, or 28%, from the same period of 2003. Average loans outstanding grew by $66.6 million, or 44%, during the third quarter of 2004 compared to the same period in 2003, but, at the same time, the yield on such loans decreased by 52 basis points. Average securities increased $3.9 million, or 4%, during the third quarter of 2004 compared to the same period in 2003 while the yield on the securities portfolio increased by 71 basis points.

        During the quarter ended September 30, 2004, average interest bearing liabilities increased $66.2 million, or 37% from the same period of 2003. Interest bearing deposits increased $64.9 million and borrowings, which includes fed funds purchased and trust preferred capital notes, increased $1.3 million. Interest expense paid on these liabilities during the third quarter of 2004 was $1.2 million compared with $900 thousand for the same period of 2003.

        The yield on earning assets increased 16 basis points from 4.93% for the quarter ending September 30, 2004 to 5.09% during the same period in 2004. The overall yield on loans dropped 52 basis points reflecting the overall decline in loan rates as higher yielding loans repriced or were paid off during the quarter. The cost of funds increased 7 basis points from 1.93% for the quarter ending September 30, 2003 to 2.00% during the same period in 2004 as higher yielding money market accounts grew at a faster pace than savings or interest bearing checking accounts. Rates on other borrowed funds increased 53 basis points.

        The resulting effect of the changes in interest rates between the quarters ended September 30, 2004 and 2003, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a virtually stable net interest margin of 3.68% in 2004 versus 3.65% in 2003.

TABLE 2: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES

                                                Three Months Ended                         Three Months Ended
                                                September 30, 2004                         September 30, 2003
                                       ---------------------------------------    -------------------------------------
                                         Average                      Yield/        Average                    Yield/
(Dollars in thousands)                   Balance      Interest         Rate         Balance      Interest       Rate
------------------------------------   ----------    ----------     ----------    ----------    ----------   ----------
ASSETS
Loans:
  Commercial                           $   56,959    $      850           5.94%   $   36,608    $      605         6.56%
  Commercial real estate                  145,003         2,267           6.22%       98,488         1,672         6.74%
  Consumer                                 14,694           201           5.44%       14,938           223         5.92%
                                       ----------    ----------     ----------    ----------    ----------   ----------
    Total loans                           216,656         3,318           6.09%      150,034         2,500         6.61%
Mortgage loans held for sale                  550             8           5.79%        2,246            27         4.77%
Taxable securities                         96,850           988           4.06%       92,965           786         3.35%
Federal funds sold and cash
 equivalents                               32,074           112           1.39%       26,115            58         0.88%
                                       ----------    ----------     ----------    ----------    ----------   ----------
    TOTAL EARNING ASSETS                  346,130         4,426           5.09%      271,360         3,371         4.93%
Less allowance for loan losses             (2,410)                                    (1,714)
Cash and due from banks                    17,748                                     15,468
Premises and equipment, net                 2,548                                      1,410
Other assets                                2,974                                      2,070
                                       ----------                                 ----------
    TOTAL ASSETS                       $  366,990                                 $  288,594
                                       ==========                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits       $   13,169    $       22           0.66%   $   13,079    $       26         0.79%
Money market deposit accounts             167,999           792           1.88%      115,454           484         1.66%
Savings accounts                            4,185            13           1.24%        2,461             8         1.29%
Time deposits                              52,019           293           2.24%       41,431           268         2.57%
Trust preferred capital notes               9,000           117           5.17%        7,696            90         4.64%
Other borrowed funds                            -             -              -             -             -            -
                                       ----------    ----------     ----------    ----------    ----------   ----------
  TOTAL INTEREST-BEARING LIABILITIES      246,372         1,237           2.00%      180,121           876         1.93%
                                       ----------    ----------     ----------    ----------    ----------   ----------
Net interest income and net yield
 on interest earning assets                          $    3,189           3.68%                 $    2,495         3.65%
                                                     ==========     ==========                  ==========   ==========
Noninterest-bearing demand deposits        84,064                                     87,605
Other liabilities                           1,002                                        751
Stockholders' equity                       35,552                                     20,117
                                       ----------                                 ----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUTIY              $  366,990                                 $  288,594
                                       ==========                                 ==========

        Table 3 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income of $694 thousand for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, is due to the growth in the volume of earning assets and interest bearing liabilities. While the decrease in interest rates has, to date, affected total interest income, and to a lesser extent, total interest expense, management has controlled its exposure to changes in interest rates such that the negative effect of the decline in interest rates and the decline in loan yields, as adjustable rate loans have repriced downward over the past several years, resulted in a modest $65 thousand reduction of net interest income, whereas the growth in earning assets and deposits resulted in an increase of $759 thousand to net interest income. Interest expense during these comparable quarters increased $361 thousand or 41%, from $876 thousand in interest expense in 2003 to $1.2 million in interest expense in 2004. The overall cost of interest bearing liabilities increased 7 basis points from 1.93% in 2003 to 2.00% in 2004.

        The increase in net interest income of $2.1 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, is due in large part to growth in earning assets and interest bearing liabilities and to a lesser extent an increase in rates. Interest income during the first nine months of 2004 as compared to the same period of 2003 increased $2.7 million. Interest expense during the first nine months of 2004 compared to the same period in 2003 grew $548 thousand primarily as a result of growth in the volume of deposits.

TABLE 3

                                          Three Months Ended September 30,           Nine Months Ended September 30,
                                                    2004 vs. 2003                             2004 vs. 2003
                                       --------------------------------------    --------------------------------------
                                                           Due to Change                             Due to Change
                                        Increase            in Average            Increase            in Average
                                           or        ------------------------        or        ------------------------
(Dollars in thousands)                 (Decrease)      Volume         Rate       (Decrease)      Volume         Rate
------------------------------------   ----------    ----------    ----------    ----------    ----------    ----------
EARNING ASSETS:
Loans                                  $      818    $    1,101    $     (283)   $    2,055    $    1,957    $       98
Mortgage loans                                (19)          (81)           62           (26)          (20)           (6)
Taxable securities                            202            33           169           636           364           272
Federal funds sold and cash
 equivalents                                   54            13            41             5           (17)           22
                                       ----------    ----------    ----------    ----------    ----------    ----------
  Total interest income                     1,055         1,066           (11)        2,670         2,284           386

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits               (4)            -            (4)           (4)           11           (15)
Money market deposit accounts                 308           218            90           397           323            74
Savings deposits                                5             6            (1)           14            11             3
Time deposits                                  25            68           (43)           (5)          115          (120)
Borrowed funds                                 27            15            12           146            76            70
                                       ----------    ----------    ----------    ----------    ----------    ----------
  Total interest expense                      361           307            54           548           536            12
                                       ----------    ----------    ----------    ----------    ----------    ----------
    Net interest income                $      694    $      759    $      (65)   $    2,122    $    1,748    $      374
                                       ==========    ==========    ==========    ==========    ==========    ==========

PROVISION AND ALLOWANCE FOR LOAN LOSSES

        The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A potential loss factor is applied to these loans which considers the historical charge off history of the Company and its peer group, trends in delinquencies and loan grading, current economic conditions, and factors that include the composition of the Company's loan portfolio. At September 30, 2004, the Company had a $184 thousand impaired loan on nonaccrual status and an additional $217,000 in loans on nonaccrual status or past due 90 days or more and still accruing. See Note 4 to the unaudited consolidated financial statements for additional information regarding the Company's asset quality and allowance for loan losses.

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

                                          SEPTEMBER 30, 2004         DECEMBER 31, 2003         SEPTEMBER 30, 2003
                                       -----------------------    -----------------------    -----------------------
                                                     Percent                     Percent                   Percent
                                                     Of Total                   Of Total                   Of Total
(Dollars in thousands)                   Amount       Loans         Amount       Loans         Amount       Loans
------------------------------------   ----------   ----------    ----------   ----------    ----------   ----------
Construction loans                     $       78         13.1%   $       50         10.8%   $       44         10.1%
Commercial loans                            1,237         14.1%          984         14.7%          830         16.5%
Commercial real estate loans                1,205         67.1%          823         67.0%          794         65.6%
Real estate 1-4 family residential             14          0.7%            4          2.2%            5          1.1%
Home equity loans                              18          2.3%            9          1.9%           10          2.0%
Consumer loans                                 25          2.7%           85          3.4%           82          4.6%
                                       ----------   ----------    ----------   ----------    ----------   ----------
Balance end of the period              $    2,577          100%   $    1,955          100%   $    1,765          100%
                                       ==========   ==========    ==========   ==========    ==========   ==========

LOANS

        The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 2004, total loans were $230.1 million, a 49.4% increase from the $154.0 million in loans outstanding at September 30, 2003. Total loans at September 30, 2004 represented a 36.1% increase from the $169.0 million of loans at December 31, 2003. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is largely confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

        Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

        Virtually all of the Company's commercial real estate mortgage and development loans, which account for approximately 67% of our total loans at September 30, 2004, relate to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. While the region has experienced some decline in economic activity during 2002 and 2003, the local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect to properties occupied or managed by the owner.

        The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 5, 30% of the Company's loans are fixed rate loans and 97% of the Company's loans reprice or have a maturity date that falls within five years.

        Consumer loans consist primarily of secured installment credits to individuals. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 5.7% of the loan portfolio at September 30, 2004, as compared to 7.7% at September 30, 2003 and 7.5% at December 31, 2003.

TABLE 5

        Table 5 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at September 30, 2004. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.

                                                              SEPTEMBER 30, 2004
                                             -----------------------------------------------------
                                                           AFTER ONE
                                               WITHIN     YEAR THROUGH    AFTER FIVE
        (Dollars in thousands)                ONE YEAR     FIVE YEARS        YEARS         TOTAL
        ----------------------------------   ---------   -------------   -------------   ---------
        Construction loans                   $  30,163   $           -   $           -   $  30,163
        Commercial loans                        27,799           4,720               -      32,519
        Commercial real estate loans            62,511          86,145           5,630     154,286
        Real estate 1-4 family residential         341             948             318       1,607
        Home equity loans                        5,242               -               -       5,242
        Consumer loans                           4,853           1,377               -       6,230
        Deposit overdrafts                          57               -               -          57
                                             ---------   -------------   -------------   ---------
          Total                              $ 130,966   $      93,190   $       5,948   $ 230,104
                                             =========   =============   =============   =========

                                                           AFTER ONE
                                               WITHIN     YEAR THROUGH    AFTER FIVE
        (Dollars in thousands)                ONE YEAR     FIVE YEARS        YEARS         TOTAL
        ----------------------------------   ---------   -------------   -------------   ---------
        Fixed rate                           $  26,590   $      36,745   $       5,948   $  69,283
        Variable/Adjustable rate               104,375          56,446               -     160,821
                                             ---------   -------------   -------------   ---------
          Total                              $ 130,966   $      93,190   $       5,948   $ 230,104
                                             =========   =============   =============   =========

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

        The following table provides information regarding the composition of our investment portfolio at the dates indicated.

TABLE 6

                                                        AT SEPTEMBER 30, 2004     AT SEPTEMBER 30, 2003
                                                       -----------------------   -----------------------
                                                                    Percent of                Percent of
        (Dollars in thousands)                           Balance     Portfolio     Balance     Portfolio
        --------------------------------------------   ----------   ----------   ----------   ----------
        AVAILABLE FOR SALE (FAIR VALUE):
          U.S. Agency                                  $   97,571         82.7%  $   68,440         65.0%
          Mortgage-backed securities                       15,472         13.1%      20,469         19.5%
          Adjustable rate mortgage-backed securities        1,785          1.5%       4,106          3.9%
          Corporate bonds                                   2,177          1.8%      11,376         10.7%
          Restricted stock                                  1,048          0.9%         901          0.9%
                                                       ----------   ----------   ----------   ----------
        TOTAL                                          $  118,053        100.0%  $  105,292        100.0%
                                                       ==========   ==========   ==========   ==========

TABLE 7

         The following table provides information regarding the maturity composition of our investment portfolio, at fair value, at September 30, 2004.

                             MATURITY OF SECURITIES
                                Years to Maturity

                                   Within          Over 1 Year       Over 5 Years             Over
                                   1 Year        through 5 Years   through 10 Years         10 Years                 Total
                             ----------------   ----------------   ----------------   --------------------   --------------------
(Dollars in thousands)        Amount    Yield    Amount    Yield    Amount    Yield    Amount      Yield      Amount      Yield
--------------------------   --------   -----   --------   -----   --------   -----   --------    --------   --------    --------
AVAILABLE FOR SALE
 (FAIR VALUE):
U. S. Agency                 $ 54,915    3.73%  $ 42,656    4.14%  $      -       -   $      -           -   $  97,571       3.91%
Mortgage-backed securities         15    6.54%       962    4.49%     2,447    4.19%    12,048        4.79%     15,472       4.68%
Adjustable rate mortgage-
 backed securities                  -       -          -       -          -       -      1,784        3.85%      1,784       3.85%
Corporate bonds                     -       -      2,178    5.36%         -       -          -           -       2,178       5.36%
Restricted stock                    -       -          -                  -       -      1,048        5.38%      1,048       5.38%
                             --------           --------           --------           --------               ---------
  Total debt securities
   Available for sale        $ 54,930    3.73%  $ 45,796    4.21%  $  2,447    4.19%  $ 14,880        4.72%  $ 118,053        4.05%
                             ========           ========           ========           ========               =========

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

        The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At September 30, 2004, our Basic Surplus ratio (net access to cash and secured borrowings as a percentage of total assets) was approximately 10.7% compared to the present internal minimum guideline range of 5% to 10%.

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

        At September 30, 2004, we were modestly liability sensitive in the short term and then we become asset sensitive out beyond two years. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors. These products may not reprice consistently with assets such as variable rate commercial loans or other loans that immediately reprice as the prime rate changes. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes.

        Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50bp up and 50bp down increments but not below zero. At September 30, 2004, the following 12-month impact on net interest income is estimated to range from a positive impact of 7.9% in a rising rate scenario, to a negative impact of (4.8)% if rates decline 100 basis points from current levels. The Company believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

        The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of September 30, 2004. The Company is positioned to improve earnings if rates continue to rise. With respect to further reductions in rates, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 200 basis point decline is realistic given the already extremely low interest rates. Thus management believes the exposure to further changes in interest rates would not have a material negative effect on the results of operations.

                  Static Rates                                     -0-%
                  Most Likely Rates                              (0.2)%
                  Ramp Up 100bp- 12 months                       (1.2)%
                  Ramp Up 200bp- 12 months                        0.9%
                  Ramp Down 100bp- 12 months                     (4.8)%
                  Rising Rate Scenario                            7.9%
                  Low Rate Environment                            3.3%

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

        The following table shows the detail of noninterest income for the three and nine month periods ended September 30, 2004 and 2003.

TABLE 8

        The categories of noninterest income that exceed 1% of operating revenue are as follows:

                                                THREE-MONTHS ENDED SEPTEMBER 30,    NINE-MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------   ---------------------------------
(Dollars in thousands)                               2004              2003              2004              2003
                                               ---------------   ---------------   ---------------   ---------------
Service charges on deposit accounts            $            72   $            66   $           254   $           221
Cash management fees                                        27                30                75                84
Other fee income                                            55                55               190               134
Gain on sale of mortgages                                   77               106               248               191
Gain on sale of securities                                   -               101                54               157
                                               ---------------   ---------------   ---------------   ---------------
Total noninterest income                       $           231   $           358   $           821   $           787
                                               ===============   ===============   ===============   ===============

        The decrease in noninterest income during the three month period ended September 30, 2004 compared to the same period last year is due in large part to a decline in the gain on sale of securities as no securities were sold during the third quarter of 2004. In addition, gains on sales of mortgages declined in the third quarter of 2004 compared to the same period last year. During the nine month period ended September 30, 2004 compared to the same period last year non interest income increased $34 thousand due in large part to an increase in the gain on sale of mortgages. During the second quarter of 2003, we began originating conforming residential mortgage loans on a pre-sold basis, for sale to secondary market investors, servicing released.

TABLE 9

        The categories of noninterest expense that exceed 1% of operating revenue are as follows:

                                                THREE-MONTHS ENDED SEPTEMBER 30,    NINE-MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------   ---------------------------------
(Dollars in thousands)                               2004              2003              2004              2003
--------------------------------------------   ---------------   ---------------   ---------------   ---------------
Salaries and benefits                          $         1,083   $           963   $         3,241   $         2,400
Occupancy cost, net                                        265               149               593               452
Equipment expense                                          138               106               304               306
Professional fees                                           38                31               101               103
Data processing costs                                      192               139               523               382
Courier and express services                                32                42               108               101
Advertising and public relations                            66                25               171                84
State franchise tax                                         66                60               197               153
Director fees                                               41                23               127                76
Compliance expense                                          26                 -                26                 -
Other                                                      128                70               322               339
                                               ---------------   ---------------   ---------------   ---------------
  Other noninterest expense                    $         2,075   $         1,608   $         5,713    $        4,396
                                               ===============   ===============   ===============   ===============

        Noninterest expense increased $1.3 million or 30% from $4.4 million to $5.7 million for the nine months of 2004, as compared to the same period in 2003. Approximately 64% of this increase is in salary and benefit costs. During 2004 the Company added personnel to staff the newly opened branches and administrative staff to support the growth in customers and transactions being processed. The increase in state franchise tax is due to the increased capital of the Bank from earnings retention and capital infusions in 2004. Noninterest expense increased $467 thousand or 29% from $1.6 million to $2.1 million for the third quarter of 2004 as compared to the same period in 2003. Approximately 25% of this increase is in salary and benefit costs.

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

TABLE 10

        The following table reflects deposits by category for the periods indicated.

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                               ----------------------------------------------------------------
                                                                            2004                            2003
                                                               -------------------------------  --------------------------------
                                                                  Average           Average         Average           Average
          (Dollars in thousands)                                  Balance            Rate           Balance            Rate
          --------------------------------------------------   --------------   --------------   --------------   --------------
          Deposits
            Noninterest-bearing demand                         $       84,064                -%  $       87,605                -%
            Interest-bearing demand                                    13,169             0.66           13,079             0.79
            Money Market                                              167,999             1.88          115,454             1.66
            Savings                                                     4,185             1.24            2,461             1.29
            Certificates of deposit of $100,000 or more                38,665             2.22           26,372             2.57
            Other time                                                 13,354             2.30           15,059             2.56
                                                               --------------   --------------   --------------   --------------
          Total interest bearing deposits                             237,372             1.88%         172,425             1.81%
                                                               --------------                    --------------
          Total deposits                                       $      321,436                    $      260,030
                                                               ==============                    ==============

TABLE 11

        The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities as of September 30, 2004.

                                                      3 MONTHS     4 TO 6     7 TO 12     OVER 12
(Dollars in thousands)                                OR LESS      MONTHS      MONTHS      MONTHS      TOTAL
---------------------------------------------------  ---------   ---------   ---------   ---------   ---------
Certificates of deposit less than $100,000           $   3,586   $   3,181   $   6,741   $   2,086   $  15,594
Certificates of deposit of $100,000 or more              7,832       7,001      20,659       3,024      38,516
                                                     ---------   ---------   ---------   ---------   ---------
                                                     $  11,418   $  10,182   $  27,400   $   5,110   $  54,110
                                                     =========   =========   =========   =========   =========

CAPITAL MANAGEMENT

        Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At September 30, 2004, stockholders' equity increased $15.5 million to $36.2 million from the $20.7 million in equity at September 30, 2003 as a result of the $2.9 million increase in retained earnings over the past twelve months and the $12.8 million net proceeds from the equity sold in November 2003, offset by a decline in other comprehensive income of $551 thousand resulting from unrealized gains and losses on securities.

        Capital Requirement. A comparison of the Company's and the Bank's regulatory capital at September 30, 2004, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 12

                                                       Minimum            Minimum To Be
                                  Actual             Guidelines        "Well Capitalized"
                            ------------------   ------------------    ------------------
Total Risk-Based Capital
  Company                         18.3%                 8.0%                  N/A
  Bank                            12.3%                 8.0%                 10.0%

Tier 1 Risk-Based Capital
  Company                         17.4%                 4.0%                  N/A
  Bank                            11.3%                 4.0%                  6.0%

Tier 1 Leverage Ratio
  Company                         12.3%                 4.0%                  N/A
  Bank                             8.3%                 4.0%                  5.0%

ITEM 3.  CONTROLS AND PROCEDURES

        The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                           PART II. Other Information

Item 1.  Legal Proceedings
         None

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds.

         (a)    Sales of Unregistered Securities.                None

         (b)    Use of Proceeds.                                 Not Applicable.

         (c)    Small Business Issuer Purchases of Securities.   None

Item 3.  Defaults Upon Senior Securities                         None

Item 4.  Submission of Matters to a Vote of Security Holders     None

Item 5.  Other Information

         (a)    Required Form 8-K Disclosures                    None

         (b)    Changes in Procedures for Director Nominations
                by Security Holders.                             None

Item 6.  Exhibits

Number          Description
------          ------------
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

----------
(1) Incorporated by reference to exhibit 3(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
(2) Incorporated by reference to exhibit 3(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
(3) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
(4) Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(5) Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
(6) Incorporated by reference to exhibit 10(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
(7) Incorporated by reference to exhibit 10(c) to the Company's registration statement on Form SB-2 (No. 333-38098).
(8) Incorporated by reference to exhibit 10(e) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004                   BY: /s/John R. Maxwell
                                              ----------------------------------
                                              John R. Maxwell, President &
                                              Chief Executive Officer

Date: November 12, 2004                   BY: /s/ Richard I. Linhart
                                              ----------------------------------
                                              Richard I. Linhart, Executive Vice
                                              President & Chief Operating and
                                              Financial Officer