Form 10-K
period 2004-12-31
MONROE JAMES BANCORP INC
filed 2005-03-21
CIK 1114868

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to_________

                        Commission file number: 000-32641

                           James Monroe Bancorp, Inc.
             (Exact name of Registrant as specified in its charter)


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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer. Yes |_| No |X|

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2004 was approximately $68.26 million.

As of February 23, 2005, the number of outstanding shares of the Common Stock, $1.00 par value, of James Monroe Bancorp, Inc. was 4,445,224.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, to be held on April 28, 2005, are incorporated by reference in part III hereof.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         James Monroe Bancorp (the "Company") was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank (the "Bank"). The Company acquired all of the shares of the Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of the Bank was exchanged for one share of the Company common stock. The Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is the Company's sole operating subsidiary. The Bank commenced banking operations on June 8, 1998, and currently operates out of its main office and five full service branch offices and one drive-up/walk through limited service branch. The Bank seeks to provide a high level of personal service and a sophisticated menu of products to individuals and small to medium sized businesses. While the Bank offers a full range of services to a wide array of depositors and borrowers, it has chosen small to medium sized businesses, professionals and the individual retail customer as its primary target market. The Bank believes that as financial institutions grow and are merged with or acquired by larger institutions with headquarters that are far away from the local customer base, the local business and individual is further removed from the point of decision-making. The Bank attempts to place the customer contact and the ultimate decision on products and credits as close together as possible.

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

         At December 31, 2004, the Bank's statutory lending limit to any single borrower was $5.22 million, subject to certain exceptions provided under applicable law. As of December 31, 2004, the Bank's credit exposure to its largest borrower was $4,181,000.

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

         The Bank attempts to further mitigate commercial term loan loss by using Federal and State loan guarantee programs such as offered by the United States Small Business Administration. The loan loss reserve of approximately 1.12% of the entire portfolio in this group, exclusive of the government guaranteed portion, has been established. Specific loan reserves will be used to increase overall reserves based on increased credit and/or collateral risks on an individual loan basis. At December 31, 2004, specific reserves have been assigned or made for specific credits. A risk rating system is used to proactively determine loss exposure and provide a measurement system for setting general and specific reserve allocations.

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

         Other Loans. Loans are considered for any worthwhile personal or business purpose on a case-by-case basis, such as the financing of equipment, receivables, contract administration expenses, land acquisition and development, and automobile financing. Consumer credit facilities are underwritten to focus on the borrower's credit record, length of employment and cash flow to debt service. Car, residential real estate and similar loans require advances of the lesser of 80% loan to collateral value or cost. Loan loss reserves for this group of loans are generally set at approximately 1.12% subject to adjustments as required by national or local economic conditions.

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

EMPLOYEES

         As of December 31, 2004, the Bank had 84 full time equivalent employees. The Company has no employees who are not also employees of the Bank. Our employees are not represented by any collective bargaining unit, and we believe our employee relations are good. The Bank maintains a benefit program, which includes health and dental insurance, life, short-term and long-term disability insurance, and a 401(k) plan for substantially all employees.

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

         USA Patriot Act. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act", financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

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

ITEM 2.  PROPERTIES.

         We currently maintain seven banking offices in the Northern Virginia market. All of our properties are occupied under leases which have terms extending until at least 2006 and with the exception of our Manassas office have one or more renewal options. We have also leased 14,107 square feet in a new building in Chantilly, Virginia which houses our Chantilly branch and certain administrative and operations functions.

      ADDRESS                                 TYPE OF FACILITY
      -------                                 ----------------
3033 Wilson Boulevard                    Main banking office, executive office
Arlington, Virginia
3914 Centreville Road                    Full service branch, administrative
Chantilly, Virginia                      offices, back office operations
7023 Little River Turnpike               Full service branch, Mortgage division
Annandale, Virginia
10509 Judicial Drive                     Full service branch
Fairfax, Virginia
606 South King Street                    Full service branch
Leesburg, Virginia
10 W. Market Street                      Drive through/walk through limited
Leesburg, Virginia                       service branch
7900 Sudley Road                         Full service branch
Manassas, Virginia

         Management believes the existing facilities are adequate to conduct the Company's business.

ITEM 3. LEGAL PROCEEDINGS.

         The Company may be involved in routine legal proceedings in the ordinary course of its business. At December 31, 2004, there were no pending or, to the knowledge of the Company, threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted for the vote of shareholders during the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

         Market for Common Stock and Dividends. Since August 27, 2002, our common stock has been trading on the Nasdaq SmallCap Market under the symbol "JMBI." Prior to that date and since January 19, 2001, the common stock was traded on the OTC Bulletin Board. As of December 31, 2004, there were 4,445,224 shares of common stock outstanding, held by approximately 1,900 shareholders of record. At that date, there were also outstanding options to purchase 532,713 shares of common stock, 443,487 of which were exercisable.

         Set forth below is our share price history for the each quarter since January 1, 2002 through December 31, 2004. Information provided represents high and low bid prices, which reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual trades. To date, trading in the common stock has been relatively light. No assurance can be given that an active trading market will develop, or if one develops, can be maintained. Information has been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend paid on July 25, 2002, the five-for-four stock split in the form of a 25% stock dividend paid on May 16, 2003, and the three-for-two stock split in the form of a 50% stock dividend paid on June 1, 2004

                           2004                  2003                  2002
                   ------------------   --------------------   -----------------
Period Ended         High      Low         High       Low       High      Low
                   --------  --------   ---------   --------   -------  --------
March 31,           $19.13    $16.43      $11.87     $ 8.72     $6.76    $6.05
June 30,            $19.35    $17.51      $15.87     $11.20     $8.54    $6.27
September 30,       $19.25    $18.00      $17.60     $14.50     $8.27    $5.92
December 31,        $19.90    $17.65      $17.80     $14.80     $9.07    $6.96

         Dividends. Holders of the common stock are entitled to receive dividends as and when declared by the Board of Directors. On July 25, 2002, the Company effected a three-for-two stock split in the form of a 50% stock dividend. On May 16, 2003, we paid a five-for-four stock split in the form of a 25% stock dividend. On June 1, 2004 the Company effected a three-for-two stock split in the form of a 50% stock dividend. The Company has not paid cash dividends since it became the holding company for the Bank, and prior to that time the Bank did not pay any cash dividends, each electing to retain earnings to support growth. We currently intend to continue the policy of retaining earnings to support growth for the immediate future. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds and capital, as well as applicable governmental policies and regulations. There can be no assurance that we will have earnings at a level sufficient to support the payment of dividends, or that we will in the future elect to pay dividends.

         Regulations of the Federal Reserve and Virginia law place a limit on the amount of dividends the Bank may pay without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. At December 31, 2004, $7,218,000 was available for the payment of dividends by the Bank without prior regulatory approval. State and federal regulatory authorities also have authority to prohibit a bank from paying dividends if they deem payment to be an unsafe or unsound practice.

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

         Recent Sales of Unregistered Shares.  None.

         Use of Proceeds:  Not Applicable.

         Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding options issuable and issued under our plans under which stock options or other equity based compensation may be granted.

                      Equity Compensation Plan Information


                                                                                                   Number of securities
                                                                                                 remaining available for
                                   Number of securities to be                                      future issuance under
                                    issued upon exercise of        Weighted average exercise     equity compensation plans
                                         outstanding             price of outstanding options,    (excluding securities
          Plan category           options, warrants and rights        warrants and rights        reflected in column (a))
--------------------------------------------------------------------------------------------------------------------------
                                               (a)                          (b)                          (c)
Equity compensation plans
approved by security holders (1)             532,713                       $10.22                      177,594
Equity compensation plans not
approved by security holders                    0                           N/A                           0
                                  ----------------------------------------------------------------------------------------
              Total                          532,713                       $10.22                      177,594


(1) Consists of the 1998 Management Incentive Stock Option Plan, 1999 Director's Stock Option Plan and 2003 Equity Compensation Plan described further in Note 8 to the consolidated financial statements, and in response to Item 10 hereof. Certain employment arrangements of the Company, which have not individually been approved by shareholders, and which are described in response to Item 11 hereof, call for the issuance of options to purchase common stock under the stock option plan which have been approved by shareholders.

         Issuer Repurchases of Common Stock. No shares of the Company's common stock were repurchased by or on behalf of the Company during the fourth quarter of 2004.

ITEM 6.   SELECTED FINANCIAL DATA.


                                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)             2004          2003          2002          2001          2000
----------------------------------------          ----------    ----------    ----------    ----------    ----------
BALANCE SHEET HIGHLIGHTS:
Total assets                                      $  450,770    $  305,651    $  238,793    $  126,658     $ 89,2308
Total loans                                          249,996       169,047       121,047        86,139        50,040
Total liabilities                                    413,869       271,760       219,598       114,691        78,497
Total stockholders' equity                            36,901        33,891        19,195        11,967        10,733
----------------------------------------          ----------    ----------    ----------    ----------    ----------
RESULTS OF OPERATIONS:
Total interest income                             $   17,462    $   13,026    $   10,091    $    7,548    $    5,413
Total interest expense                                 4,833         3,618         3,609         2,918         2,177
Net interest income                                   12,629         9,408         6,482         4,630         3,236
Provision for loan losses                                990           662           483           450           237
Other income                                           1,175         1,147           760           554           302
Noninterest expense                                    8,287         5,964         4,394         3,033         2,348
Income before taxes                                    4,527         3,929         2,365         1,701           953
Net income                                             2,970         2,601         1,553         1,112           810
----------------------------------------          ----------    ----------    ----------    ----------    ----------
PER SHARE DATA(1):
Earnings per share, basic                         $     0.67    $     0.73    $     0.50    $     0.41    $     0.37
Earnings per share, diluted                       $     0.64    $     0.68    $     0.48    $     0.39    $     0.36
Weighted average shares
     outstanding--basic                            4,435,905     3,589,931     3,082,266     2,700,279     2,191,658
Weighted average shares
     outstanding--diluted                          4,675,171     3,829,901     3,240,809     2,799,620     2,262,358
Book value (at period-end)                        $     8.30    $     7.68    $     5.56    $     4.43    $     3.98
Shares outstanding                                 4,445,224     4,415,703     3,451,269     2,701,314     2,696,532
----------------------------------------          ----------    ----------    ----------    ----------    ----------
PERFORMANCE RATIOS:
Return on average assets                                0.83%         0.97%         0.88%         1.02%        1.19%
Return on average equity                                8.35%        11.94%        10.15%         9.65%       10.75%
Net interest margin                                     3.72%         3.73%         3.90%         4.56%        5.09%
Efficiency Ratio (2)                                   60.03%        56.50%        60.67%        58.51%       66.40%
----------------------------------------          ----------    ----------    ----------    ----------    ----------
OTHER RATIOS:
Allowance for loan losses to total loans                1.12%         1.16%         1.15%         1.20%        1.20%
Equity to assets                                        8.19%        11.09%         8.04%         9.45%       12.03%
Nonperforming loans to total loans                      0.14%         0.30%         0.24%         0.31%        0.00%
Net charge-offs to average loans                        0.07%         0.07%         0.12%         0.03%        0.00%
Risk-Adjusted Capital Ratios:
     Tier 1                                             16.2%         21.9%         15.4%         11.9%        18.5%
     Total                                              17.1%         22.9%         16.4%         13.0%        19.6%
     Leverage Ratio                                     10.7%         14.3%         10.5%          9.5%        12.6%


(1) Information has been adjusted to reflect the 3-for-2 stock split paid on June 1, 2004, the 5-for-4 stock split paid on May 16, 2003 and the 3-for-2 stock split paid on July 25, 2002.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

INTRODUCTION

         This Management's Discussion and Analysis reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the years ended December 31, 2004, 2003 and 2002. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

         There were no changes to the Company's critical accounting policies in the fourth quarter of 2004. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2003 ARE:

     o    Average assets grew $91.5 million (34%).

     o    Average loans grew $63.3 million (44%).

     o    Average deposits grew $72.4 million (30%).

     o Net interest margin was 3.72% for the full year 2004 compared to 3.73% for the full year 2003.

     o Asset quality remained strong as nonperforming assets decreased $161 thousand to $349 thousand. The allowance for loan losses totaled 1.12% of total loans outstanding at December 31, 2004.

     o The Company ended the year with excellent liquidity and adequate capital to support further growth.

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

     o The Company's expansion into the Chantilly and Manassas markets, along with the opening of the new operations center, are growth oriented initiatives taken after additional capital was raised in the fourth quarter of 2003. While these pro-active initiatives have increased operating expenses, as evidenced by the rise in the Bank's efficiency ratio to 60% for the full year 2004, the Company's focus remains on a long term strategy of expanding our franchise throughout the Northern Virginia market.

     o The Company effected a three-for-two stock split for shareholders of record on May 14, 2004, paid on June 1, 2004.

BALANCE SHEET

         Year Ended December 31, 2004 vs. Year Ended December 31, 2003. Total assets increased by $144.8 million from December 31, 2003 to December 31, 2004, ending the period at $450.8 million. During this period, the Company emphasized the importance of becoming the primary banker for our customers with the goal of providing both lending and deposit services. These efforts resulted in deposit growth of $148.9 million and loan growth of $80.9 million. The securities portfolio grew during the year by $24.5 million, ending the period at $146.8 million. The Company's liquidity position improved by $42.6 million as overnight investments totaled $35.8 million at year end. Stockholders' equity increased $3.0 million as a result of the $2.967 million of earnings retention for the year 2004, and $401,000 in proceeds from the issuance of shares upon the exercise of options and the sale of shares in the Company's KSOP plan, offset by a $358,000 decrease in the unrealized gains on securities available for sale.

         Year Ended December 31, 2003 vs. Year Ended December 31, 2002. Total assets increased by $66.9 million from December 31, 2002 to December 31, 2003, ending the period at $305.7 million. The increase in assets was funded by deposit growth of $41.2 million, issuance of common stock of $12.8 million, $5 million in proceeds from the issuance of trust preferred capital notes and $6.9 million in short term borrowings. These funding mechanisms enabled the Company to fund an increase in loans of $47.4 million and the addition of $46.3 million to the securities portfolio. To minimize exposure to historically low short-term interest rates the Company became a net purchaser of overnight funds during the fourth quarter of 2003. Stockholders' equity increased $14.7 million as a result of the $2.601 million of earnings retention for the year 2003, the $12.8 million, net of commissions and expenses, from the sale of common stock in the public offering, and $370,000 from the exercise of options and sale of shares in the Company's KSOP plan, offset by a $1.0 million decrease in the unrealized gains on securities available for sale.

RESULTS OF OPERATIONS

         For the year ended December 31, 2004, the Company earned $2.970 million, or $.67 per basic share and $.64 per diluted share, compared with $2.601 million, or $.73 per basic share and $.68 per diluted share, for the year ended December 31, 2003 and $1.553 million, or $.50 per basic share and $.48 per diluted share, for the year ended December 31, 2002. The comparable earnings per share are impacted by the 600,000 shares issued in November 2003, coupled with the 3-for-2 stock split this year, resulting in approximately 850,000 more shares outstanding in computing 2004 earnings per share. Return on average assets was .83% and return on average equity was 8.35% for the year ended December 31, 2004 compared to a .97% return on average assets and 11.94% return on average equity for the year ended December 31, 2003 and a .88% return on average assets and a 10.15% return on average equity for the year ended December 31, 2002.

         During 2004, the Company continued to focus on managing its net interest margin, especially in light of the low interest rate environment. Beginning in 2001 through June 2003, the Federal Reserve reduced the federal funds target rate an aggregate of 550 basis points. These dramatic reductions over a relatively short period continued to impact the loan and investment portfolios in 2003 and 2004, as loans repriced on a delayed basis or renewed at lower interest rates, and as investment securities matured or were called, and were reinvested at lower rates. This was partially offset by continued repricing upon renewal of certificates of deposit. While the Federal Reserve began to reverse the rate reductions, through a series of five increases aggregating 125 basis points, beginning on June 30, 2004, and continuing in August, September, November and December 2004, the rate reductions and continuing low rate environment has resulted in a reduction in the net interest margin throughout the period, from 5.09% in 2000 to 4.56% in 2001 to 3.90% in 2002 to 3.73% in
2003 to 3.72 in 2004. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severely declining and low rate environment. The Company expects that continued increases in the federal funds target rate will contribute to an increased margin as earning assets reprice, while repricing of deposits lags. However, as discussed further under "Liquidity and Interest Rate Sensitivity Management," as a result of competitive factors, market conditions, customer preferences and other factors, the Company may not be able to benefit from further increases in market interest rates.

         Although the Company has continued to grow in asset size since its inception in 1998 it has been able to control its operating efficiency. During the third and fourth quarters of 2004 the Company expanded into the Chantilly and Manassas markets and opened a new operations center. These are growth oriented initiatives taken after additional capital was raised in the fourth quarter of 2003. While these pro-active initiatives have increased operating expenses, as evidenced by the rise in the efficiency ratio to 60.0% for the year as compared to 56.5% in 2003, the Company's focus remains on a long term strategy of expanding our franchise throughout the Northern Virginia market. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, which includes securities gains or losses and gains or losses on the sale of mortgage loans. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

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

         Table 1 provides certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest earning assets and interest expense of interest bearing liabilities for the years ended December 31, 2004, 2003 and 2002 and the average yields earned and rates paid during those periods. These yields and costs are derived by dividing income or expense by the average daily balance of the related asset or liability for the periods presented. The Company did not have any tax exempt income during any of the periods presented in Table 1. Nonaccrual loans have been included in the average balances of loans receivable.

         2004 vs. 2003. For the year ended December 31, 2004, net interest income increased $3.2 million, or 34.2%, to $12.6 million from the $9.4 million for the year ended December 31, 2003. This was primarily a result of the increase in the volume of interest earning assets, and partially offset by the effect of loan repricings. Total average earning assets increased by $87.2 million, or 34.5%, from 2003 to 2004. The yield on earning assets decreased by only 2 basis points from 2003, reflecting the benefit of faster growth in higher yielding loans rather than lower yielding securities and overnight investments. Average loans outstanding grew by $63.3 million, or 43.6%, during 2004. The yield on such loans decreased by 48 basis points. Average federal funds increased $2.4 million, or 12.0%, while the yield increased 53 basis points. The average balance of the security portfolio grew $21.8 million, or 25.3%, and the yield on the portfolio improved 27 basis points. Although many agency bonds were called throughout 2004 they were reinvested at favorable rates in similar instruments.

         For the year ended December 31, 2004, average interest bearing liabilities increased $64.8 million or 36.8% from the prior year. Interest bearing deposits grew $59.6 million and borrowings, which includes federal funds purchased and trust preferred capital notes, increased $5.2 million. Interest expense paid on these liabilities for 2004 was $4.8 million compared with $3.6 million for 2003. The cost of funds declined 4 basis points from 2.05% during 2003 to 2.01% during 2004.

         The resulting effect of the changes in interest rates between 2004 and 2003, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a virtually stable net interest margin of 3.72% in 2004 versus 3.73% in 2003. Management believes this stability is indicative of the Company's interest rate risk management process.

         2003 vs. 2002. For the year ended December 31, 2003, net interest income increased $2.9 million, or 45.1%, to $9.4 million from the $6.5 million for the year ended December 31, 2002. This was primarily a result of the increase in the volume of interest earning assets, and partially offset by the effect of declining interest rates, loan repricing, the investment of the liquidity generated into lower yielding securities, and short-term investments. Total average earning assets increased by $86.4 million, or 52.0%, from 2002 to 2003. The yield on earning assets decreased by 92 basis points from 2002, reflecting the continued impact of reductions in interest rates over the past three years. Yields on federal funds and the securities portfolio decreased by 56 and 130 basis points, respectively. Average loans outstanding grew by $39.0 million, or 36.8%, during 2003. The yield on such loans decreased by 65 basis points. The securities yield reflected the most sensitivity to declining rates, while loan yields and the federal funds rate, which is the short-term liquidity yield declined, but not as significantly. In the case of the securities portfolio, many agency bonds were called in 2003 and 2002 and reinvested at the current lower market rates.

         For the year ended December 31, 2003, average interest bearing liabilities increased $54.9 million or 45.3% from the prior year. Interest bearing deposits grew $51.8 million and borrowings, which includes federal funds purchased and trust preferred capital notes, increased $3.1 million. Interest expense paid on these liabilities for 2003 was $3.6 million, the same level as 2002. The cost of funds declined 93 basis points from 2.98% during 2002 to 2.05% during 2003.

         The resulting effect of the changes in interest rates between 2003 and 2002, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a slight decline in the interest margin of 3.73% in 2003 versus 3.90% in 2002.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES

                                               Year Ended                     Year Ended                     Year Ended
                                            December 31, 2004              December 31, 2003              December 31, 2002
                                      -----------------------------  -----------------------------  -----------------------------
                                        Average             Yield/     Average             Yield/    Average              Yield/
                                        Balance   Interest   Rate      Balance   Interest   Rate     Balance    Interest   Rate
                                        -------   --------  ------     -------   --------  ------    -------    --------  ------
(Dollars in thousands)
ASSETS
Loans:
     Commercial                          $ 54,979   $ 3,353  6.10%      $ 39,171   $ 2,501  6.38%     $ 32,732    $ 2,251  6.88%
     Commercial real estate               138,877     8,715  6.28%        92,410     6,302  6.82%       60,735      4,543  7.48%
     Consumer                              14,585       818  5.61%        13,537       855  6.32%       12,639        963  7.62%
                                          -------   -------  -----       -------   -------  -----      -------    -------  -----
          Total Loans                     208,441    12,886  6.18%       145,118     9,658  6.66%      106,106      7,757  7.31%
Taxable securities                        108,004     4,196  3.89%        86,213     3,118  3.62%       41,924      2,062  4.92%
Mortgage loans held for sale                  881        49  5.56%         1,230        60  4.88%            -          -  0.00%
Federal funds sold and cash equivalents    22,353       331  1.48%        19,955       190  0.95%       18,071        272  1.51%
                                          -------   -------  -----       -------   -------  -----      -------    -------  -----
    TOTAL EARNING ASSETS                  339,679   $17,462  5.14%       252,516   $13,026  5.16%      166,101    $10,091  6.08%
                                                    =======  =====                 =======  =====                 =======  ====
Less allowance for loan losses             (2,319)                        (1,643)                       (1,257)
Cash and due from banks                    16,698                         13,671                         9,441
Premises and equipment, net                 2,075                          1,392                         1,289
Other assets                                3,362                          1,890                           994
                                         --------                       --------                      --------
    TOTAL ASSETS                         $359,495                       $267,826                      $176,568
                                         ========                       ========                      ========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  Interest-bearing demand deposits       $ 12,692   $    85  0.67%      $ 10,919   $    88  0.81%     $  5,739    $    61  1.06%
  Money market deposit accounts           158,653     2,958  1.86%       113,802     2,064  1.81%       69,037      1,750  2.53%
  Savings accounts                          3,665        46  1.26%         1,954        26  1.33%        1,240         22  1.77%
  Time deposits                            53,821     1,256  2.33%        42,543     1,115  2.62%       41,381      1,558  3.77%
                                          -------   -------  -----       -------   -------  -----      -------     ------  -----
    Total interest-bearing deposits       228,831     4,345  1.90%       169,218     3,293  1.95%      117,397      3,391  2.89%
Borrowings:
  Trust preferred capital notes             9,279       452  4.87%         6,688       323  4.83%        3,849        218  5.66%
  Other borrowed funds                      2,781        36  1.29%           216         2  0.93%            -          -  0.00%
                                          -------   -------  -----       -------   -------  -----      -------     ------  -----
    Total borrowings                       12,060       488  4.05%         6,904       325  4.71%        3,849        218  5.66%

    TOTAL INTEREST-BEARING
      LIABILITIES                         240,891     4,833   2.01%      176,122     3,618  2.05%      121,246      3,609  2.98%
                                          -------   -------  -----       -------   -------  -----      -------     ------  -----

Net interest income and net yield
  on interest earning assets                        $12,629  3.72%                 $ 9,408  3.73%                 $ 6,482  3.90%
                                                    =======  ====                  =======  ====                  =======  ====

Noninterest-bearing demand deposits        81,961                         69,124                        39,554
Other liabilities                           1,067                            798                           474
Stockholders' equity                       35,576                         21,782                        15,294
                                         --------                       --------                      --------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $359,495                       $267,826                      $176,568
                                         ========                       ========                      ========

         Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income of $3.2 million for the year ended December 31, 2004, as compared to the twelve months ended December 31, 2003, is due to the growth in the volume of earning assets and interest bearing liabilities. While the decrease in interest rates has, to date, affected total interest income, and to a lesser extent, total interest expense, management has controlled its exposure to changes in interest rates such that the negative effect of the decline in interest rates and the decline in loan yields, as adjustable rate loans have repriced downward over the past several years, resulted in a modest $501,000 reduction of net interest income, whereas the growth in earning assets and deposits resulted in an increase of $3.7 million to net interest income. Interest income over the past year increased $4.4 million. As shown in the table, $5.0 million of this increase is the result of the Company's strong growth in earning assets, particularly in loans, while changes in rates resulted in a $572,000 reduction in interest income. Interest expense during this comparable period increased $1.2 million or 33.6%, from $3.6 million in interest expense in 2003 to $4.8 million in interest expense in 2004. Of this increase, $1.3 million is due to growth in interest bearing liabilities, and $71,000 is attributable to declining rates.

         Similar to changes in 2004, the increase in net interest income of $2.9 million for the year ended December 31, 2003 as compared to the twelve months ended December 31, 2002 is due to the growth in the volume of earning assets and interest bearing liabilities. Of this increase, $3.7 million is attributable to strong growth in earning assets and interest bearing liabilities, whereas, declining rates resulted in a $774,000 reduction in net interest income. Interest income increased $2.9 million from $10.1 million in 2002 to $13.0 million in 2003. Of this increase, $5.1 million is the result of growth in earning assets whereas $2.2 million is attributable to declining interest rates. Interest expense was virtually the same in 2003 as in 2002 at $3.6 million; however, increased balances of $55.0 million resulted in an increase in interest expense of $1.4 million while at the same time management of interest rates paid on these liabilities reduced interest expense by a similar amount.

TABLE 2

                                                      December 31,                                December 31,
                                                     2004 vs. 2003                               2003 vs. 2002
                                          ----------------------------------------  -----------------------------------------
                                                              Due to Change                              Due to Change
                                            Increase          in Average              Increase            in Average
                                              or         -------------------------       or        --------------------------
(Dollars in thousands)                     (Decrease)      Volume        Rate        (Decrease)      Volume         Rate
                                          -------------  -----------  ------------  -------------  -----------  -------------
EARNING ASSETS:
  Loans                                    $ 3,228      $ 4,214        $ (986)       $ 1,901      $ 2,852         $ (951)
  Mortgage loans                               (11)         (17)            6             60           60              -
  Taxable securities                         1,085          788           297          1,056        2,178         (1,122)
  Federal funds sold and cash equivalents      134           23           111            (82)          28           (110)
                                           -------      -------        ------        -------      -------         -------
    Total interest income                    4,436        5,008          (572)         2,935        5,118         (2,183)

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits              (3)          14           (17)            27           55            (28)
  Money market deposit accounts                894          813            81            314        1,135           (821)
  Savings deposits                              20           23            (3)             4           13             (9)
  Time deposits                                141          296          (155)          (443)          44           (487)
  Trust preferred capital notes                127          116            11            105          169            (64)
  Other borrowed funds                          36           24            12              2            2              -
                                           -------      -------        ------        -------      -------         -------
    Total interest expense                   1,215        1,286           (71)             9        1,418         (1,409)
                                           -------      -------        ------        -------      -------         -------
    Net interest income                    $ 3,221      $ 3,722        $ (501)       $ 2,926      $ 3,700         $ (774)
                                           =======      =======        ======        =======      =======         =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A potential loss factor is applied to these loans which considers the historical charge off history of the Company and its peer group, trends in delinquencies and loan grading, current economic conditions, and factors that include the composition of the Company's loan portfolio. At December 31, 2004, the Company had impaired loans on nonaccrual status totaling $349,000. The Company had no other loans over 90 days past due and had no other loans on nonaccrual status as of December 31, 2004. The provision for loan losses increased primarily due to reserves required on new loans. See Note 3 to the audited consolidated financial statements for additional information regarding the Company's asset quality and allowance for loan losses.

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

TABLE 3

         The following table presents the activity in the allowance for loan losses for the years ended December 31, 2000 through 2004.

                                                                       DECEMBER 31,
                                 -----------------------------------------------------------------------------------------
(Dollars in thousands)                2004               2003              2002              2001              2000
                                 ----------------   ---------------   ---------------   ----------------  ----------------

Balance, January 1                       $ 1,955           $ 1,390           $ 1,030            $   600             $ 363
Provision for loan losses                    990               662               483                450               237
Loan charge-offs:
     Commercial                             (135)              (71)             (122)                (5)                -
     Consumer                                (21)              (41)               (4)               (15)                -
                                         -------           -------           -------              -----             -----
       Total charge-offs                    (156)             (112)             (126)               (20)                -
Loan recoveries:
     Commercial                                -                15                 -                  -                 -
     Consumer                                  1                 -                 3                  -                 -
                                         -------           -------           -------              -----             -----
     Net charge-offs                        (155)              (97)             (123)               (20)                -
                                         -------           -------           -------              -----             -----
Balance, December 31                     $ 2,790           $ 1,955           $ 1,390            $ 1,030             $ 600
                                         =======           =======           =======            =======             =====

Ratio of net charge-offs during
the period average loans
outstanding                                 0.07%             0.07%             0.12%              0.03%             0.00%


TABLE 4

         The following table shows the allocation of the allowance for loan losses at the dates indicated. The allocation of portions of the allowance to specific categories of loans is not intended to be indicative of future losses, and does not restrict the use of the allowance to absorb losses in any category of loans. See Note 3 to the audited consolidated financial statements included in this report for additional information regarding the allowance for loan losses and nonperforming assets.

                                                                   DECEMBER 31,
                           ----------------------------------------------------------------------------------------------
                             2004               2003               2002               2001                2000
                           -----------------  ------------------ ------------------ ------------------  -----------------
                                    PERCENT            PERCENT            PERCENT            PERCENT             PERCENT
                                    OF TOTAL           OF TOTAL           OF TOTAL           OF TOTAL            OF TOTAL
(Dollars in thousands)      AMOUNT   LOANS     AMOUNT   LOANS     AMOUNT   LOANS     AMOUNT   LOANS      AMOUNT   LOANS
                           -----------------  ------------------ ------------------ ------------------  -----------------

Construction loans           $  299   14.1%    $    50    10.7%   $    35    10.0%    $    78   10.9%      $  53    8.9%
Commercial loans                553   13.1%        984    14.7%       765    23.0%        281   27.3%        202   33.7%
Commercial real estate
loans                         1,868   67.0%        823    67.0%       504    58.1%        528   51.3%        250   41.5%
Real estate 1-4 family
residental Loans                 20    0.6%          4     2.2%         6     1.7%         40    3.9%         50    8.3%
Home equity loans                17    2.2%          9     1.9%         8     2.0%         19    1.8%          -    1.1%
Consumer loans                   33    3.0%         85     3.4%        72     5.2%         84    4.8%         45    6.5%
                             ------  ------    -------   ------   -------   ------    -------  ------      -----  ------
  Balance End of Period      $2,790  100.0%    $ 1,955   100.0%   $ 1,390   100.0%    $ 1,030  100.0%      $ 600  100.0%
                             ======  ======    =======   ======   =======   ======    =======  ======      =====  ======

TABLE 5

The following table shows the amounts of non-performing assets at the dates indicated.

                                                                                DECEMBER 31,
                                                   -----------------------------------------------------------------------
(Dollars in Thousands)                                2004           2003           2002          2001           2000
                                                   ------------   ------------  -------------  ------------   ------------

Nonaccrual loans excluded from impaired loans:
   Commercial                                            $   -          $ 150          $  22         $   -           $  -
   Consumer                                                  -             36             34             -              -
Accruing loans- past due 90 days or more:
   Commercial                                                -              -              -           266             39
Impaired loans:
   Commercial                                              349            324            240             -              -
                                                         -----          -----          -----         -----           ----
Total non-performing assets                              $ 349          $ 510          $ 296         $ 266           $ 39
                                                         =====          =====          =====         =====           ====

         At December 31, 2004, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. It is the Company's policy to apply all payments received on nonaccrual loans to principal until the balance has been satisfied or the loan returns to accrual status. During 2003, approximately $23,000 in gross interest income would have been recorded on nonaccrual and impaired loans had the loans been accruing interest throughout the period.

LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At December 31, 2004, total loans were $250.0 million, a 47.9% increase from the $169.0 million in loans outstanding at December 31, 2003. Total loans at December 31, 2003 represented a 39.7% increase from the $121.0 million of loans at December 31, 2002. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is largely confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.
         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Virtually all of the Company's commercial real estate mortgage and development loans, which account for approximately 67% of our total loans at December 31, 2004, relate to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. While the region has experienced some decline in economic activity during 2002 and 2003, the local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect to properties occupied or managed by the owner.

         The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 6, 34% of the Company's loans are fixed rate loans and 84% of the Company's loans reprice or have a maturity date that falls within five-years.

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 5.8% of the loan portfolio at December 31, 2004, as compared to 7.5% at December 31, 2003 and 8.9% at December 31, 2002.

TABLE 6

         Table 6 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 2004. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.

                                                           DECEMBER 31, 2004
                                       -------------------------------------------------------
                                                       AFTER ONE
                                          WITHIN      YEAR THROUGH   AFTER FIVE
(Dollars in thousands)                   ONE YEAR      FIVE YEARS      YEARS           TOTAL
                                         --------      ----------    ----------       --------

Construction loans                        $ 32,092      $    2,104    $     970      $  35,166
Commercial loans                            26,986           5,641          155         32,782
Commercial real estate loans                52,096          79,690       35,910        167,696
Real estate 1-4 family residential             308             680          571          1,559
Home equity loans                            1,232           1,721        2,447          5,400
Consumer loans                               5,495           1,795            -          7,290
Deposit overdrafts                             103               -            -            103
                                         ---------      ----------     --------      ---------
    Total                                $ 118,312      $   91,631     $ 40,053      $ 249,996
                                         =========      ==========     ========      =========

                                                       AFTER ONE
                                          WITHIN      YEAR THROUGH   AFTER FIVE
(Dollars in thousands)                   ONE YEAR      FIVE YEARS      YEARS         TOTAL
                                         --------      ----------    ----------     --------

Fixed rate                              $  32,302       $ 41,250     $ 11,260      $  84,812
Variable/Adjustable rate                   86,010         50,381       28,793        165,184
                                        ---------       --------     --------      ---------
    Total                               $ 118,312       $ 91,631     $ 40,053      $ 249,996
                                        =========       ========     ========      =========

         At December 31, 2004, the aggregate amount of loans due after one year which have fixed rates was approximately $52.5 million, and the amount with variable or adjustable rates was approximately $79.2 million.

TABLE 7

The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

                                                                           DECEMBER 31,
                                      ----------------------------------------------------------------------------------------
(Dollars in thousands)                     2004              2003              2002              2001              2000
                                      ---------------   ---------------   ----------------  ----------------  ----------------

Construction loans                         $  35,166         $  18,130          $  12,160          $  9,408          $  4,429
Commercial loans                              32,782            24,885             27,862            23,478            16,842
Commercial real estate loans                 167,696           113,316             70,318            44,192            20,783
Real estate-1-4 family residential             1,559             3,801              2,069             3,363             4,165
Home equity loans                              5,400             3,193              2,390             1,554               546
Consumer loans                                 7,290             5,691              6,088             4,025             3,275
Overdrafts                                       103                31                160               119                 -
                                           ---------         ---------          ---------          --------          --------
    Total                                    249,996           169,047            121,047            86,139            50,040
Less allowance for loan losses                (2,790)           (1,955)            (1,390)           (1,030)             (600)
                                           ---------         ---------          ---------          --------          --------
    Total Net Loans                        $ 247,206         $ 167,092          $ 119,657          $ 85,109          $ 49,440
                                           =========         =========          =========          ========          ========

INVESTMENT SECURITIES

         The carrying value (fair value) of the Company's securities portfolio increased $24.5 million to $146.8 million at December 31, 2004 from $122.3 million at December 31, 2003. The carrying value (fair value) of the Company's securities portfolio increased $46.3 million to $122.3 million at December 31, 2003 from $76.1 million at December 31, 2002.

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

TABLE 8

The following table presents detail of investment securities in our portfolio at the dates indicated.

                                                                                       DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                               2004                       2003                      2002
                                                       ------------------------  ------------------------  -------------------------
                                                                   Percent of                Percent of                Percent of
(Dollars in thousands)                                   Balance   Portfolio       Balance   Portfolio       Balance   Portfolio
                                                       ------------------------  ------------------------  -------------------------
Available for Sale (at Market Value):
   U.S. Agency                                           $ 121,137       82.5%       $ 94,929      77.6%        $ 35,298      46.4%
   Mortgage-backed securities                               20,580       14.0%         16,250      13.3%          20,954      27.5%
   Adjustable rate mortgage-backed securities                1,592        1.1%          3,677       3.0%           6,159       8.1%
   Corporate bonds                                           2,148        1.5%          6,571       5.4%          13,023      17.1%
   Restricted stock                                          1,338        0.9%            901       0.7%             629       0.8%
                                                         ---------------------      --------------------        -------------------
Total                                                    $ 146,795      100.0%      $ 122,328     100.0%        $ 76,063     100.0%
                                                         =====================      ====================        ===================

TABLE 9

         The following table provides information regarding the maturity composition of our investment portfolio, at fair value, at December 31, 2004.

                                                       MATURITY OF SECURITIES
                                                          Years to Maturity

                                         Within            Over 1 Year       Over 5 Years           Over
(Dollars in thousands)                   1 Year          through 5 Years   through 10 Years       10 Years              Total
                                    ----------------    ----------------   -----------------   ----------------     ---------------
                                    Amount    Yield     Amount    Yield    Amount    Yield     Amount     Yield     Amount    Yield
                                    -------   ------    -------   ------   -------   ------    -------    ------    -------   -----
AVAILABLE FOR SALE (FAIR VALUE):
U. S. Agency                       $ 79,813    3.88%   $ 40,063    4.13%  $1,261     4.05%    $      -         -   $ 121,137   3.96%
Mortgage-backed securities               16    6.50%        800    4.80%   2,378     4.20%      17,386     4.84%      20,580   4.77%
Adjustable rate mortgage-
  backed securities                       -       -           -       -        -        -        1,592     3.85%       1,592   3.85%
Corporate bonds                           -       -       2,148    5.36%       -        -            -        -        2,148   5.36%
Restricted stock                          -       -          -        -        -        -        1,338     5.13%       1,338   5.13%
                                   --------            --------           ------              --------             ---------
Total debt securities
  Available for sale               $ 79,829    3.88%   $ 43,011    4.20%  $3,639     4.15%    $ 20,316     4.78%   $ 146,795   4.11%
                                   ========            ========           ======              ========             =========

         For additional information regarding the investment portfolio, see Note 2 to the consolidated financial statements for the year ended December 31, 2004.

         At December 31, 2004, there were no issuers, other than issuers who are U.S. government agencies, whose securities owned by the Company had an aggregate book value of more than 10% of total stockholders' equity of the Company.

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

         The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                   2004               2003
                                              ----------------   ---------------
                                                    (Dollars in thousands)

         Commitments to extend credit         $ 52,461             $ 25,863
         Stand-by letters-of-credit           $  2,591             $  1,371

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

CONTRACTUAL OBLIGATIONS

TABLE  10

         The Company has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes the Company's contractual cash obligations as of December 31, 2004.

                                                                     PAYMENTS DUE-BY PERIOD
                                             -----------------------------------------------------------------------------
                                                          LESS THAN       ONE TO       FOUR TO FIVE        AFTER FIVE
 (Dollars in thousands)                         TOTAL      ONE YEAR     THREE YEARS       YEARS               YEARS
                                             ----------  ------------  -------------  ---------------   ------------------
 Trust preferred capital notes               $  9,279        $     -         $     -         $     -        $  9,279
 Operating leases                               6,145            890           1,697           1,108           2,450
 Data processing services                       1,116            372             744               -               -
                                             --------        -------         -------         -------        --------
    Total contractual cash obligations       $ 16,540        $ 1,262         $ 2,441         $ 1,108        $ 11,729
                                             ========        =======         =======         =======        ========


         The table does not reflect deposit liabilities entered into in the ordinary course of the Company's banking business. At December 31, 2004, the Company had $239.1 million of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date. The Company also had $73.1 million of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 5 to the Consolidated Financial Statements. For additional information about the Company's deposit obligations, see "Net Interest Income" and "Deposits" above. See Note 17 to the Consolidated Financial Statements for additional information regarding the trust preferred securities and related capital notes.

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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At December 31, 2004, our Basic Surplus ratio (net access to cash and secured borrowings as a percentage of total assets) was approximately 17.2% compared to the present internal minimum guideline range of 5% to 10%.

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

         At December 31, 2004, we were modestly liability sensitive in the short term and then we become asset sensitive out beyond two years. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors. These products may not reprice consistently with assets such as variable rate commercial loans or other loans that immediately reprice as the prime rate changes. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50bp up and 50bp down increments but not below zero. At December 31, 2004, the following 12-month impact on net interest income is estimated to range from a positive impact of 3.8% in a rising rate scenario, to a negative impact of (0.8)% if rates decline 100 basis points from current levels. The Company believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the most likely to occur scenarios, but measured against a static interest rate environment as of December 31, 2004. The Company is positioned to improve earnings if rates continue to rise. With respect to further reductions in rates, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 100 basis point decline is realistic given that interest rates remain near historically low levels, and in light of the Federal Reserve's indications with respect to the interest rate environment. Thus management believes the exposure to further changes in interest rates would not have a material negative effect on the results of operations.

                    Static Rates                            -0- %
                    Most Likely Rates                       1.9 %
                    Ramp Up 100bp- 12 months                1.2 %
                    Ramp Up 200bp- 12 months                2.3 %
                    Ramp Down 100bp- 12 months             (0.8)%
                    Rising Rate Scenario                    3.8 %
                    Low Rate Environment                    0.9 %

TABLE 11
(Dollars in thousands)

                                                                  MATCH FUNDING MATRIX
                                                                   James Monroe Bank
                                                                   December 31, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                            60+    37 - 60    25 - 36    13 - 24   10 - 12    7 - 9    4 - 6       1 - 3
                 ASSETS>  MONTHS    MONTHS     MONTHS     MONTHS    MONTHS    MONTHS   MONTHS     MONTHS    O/N         TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities
& Equity                   84,360   70,439     56,244    47,505    26,555     17,599   13,879    23,052    110,917      450,550
-----------------------------------------------------------------------------------------------------------------------------------
60+
Months          129,827    84,360   45,467                                                                              129,827
-----------------------------------------------------------------------------------------------------------------------------------
37 - 60                                                                                     ASSET SENSITIVE
Months            2,761              2,761                                                                                2,761
-----------------------------------------------------------------------------------------------------------------------------------
25 - 36
Months            5,675              5,675                                                                                5,675
-----------------------------------------------------------------------------------------------------------------------------------
13 - 24
Months            2,608              2,608                                                                                2,608
-----------------------------------------------------------------------------------------------------------------------------------
10 - 12
Months           13,360             13,360                                                                               13,360
-----------------------------------------------------------------------------------------------------------------------------------
7 - 9
Months           13,960                568     13,392                                                                    13,960
-----------------------------------------------------------------------------------------------------------------------------------
4 - 6
Months           24,455                        24,455                                                                    24,455
-----------------------------------------------------------------------------------------------------------------------------------
1 - 3
Months          257,904                        18,397    47,505    26,555     17,599   13,879    23,052    110,917      257,904
-----------------------------------------------------------------------------------------------------------------------------------
                               LIABILITY SENSITIVE
O/N                0                                                                                                       0
-----------------------------------------------------------------------------------------------------------------------------------
Total           450,550    84,360   70,439     56,244    47,505    26,555     17,599   13,879    23,052    110,917      450,550
-----------------------------------------------------------------------------------------------------------------------------------

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

TABLE 12

         The categories of noninterest income that exceed 1% of operating revenue are as follows:

                                                                    DECEMBER 31,
                                                   -------------------------------------------------
(Dollars in thousands)                                  2004             2003             2002
                                                   ---------------  ---------------  ---------------

Service charges on deposit accounts                       $   340          $   290            $ 263
Cash management fee income                                    100              113              130
Gain on sale of securities                                     59              299              244
Gain on sale of mortgages                                     423              255                -
Other fee income                                              253              190              123
                                                          -------          -------            -----
    Total Noninterest Income                              $ 1,175          $ 1,147            $ 760
                                                          =======          =======            =====

         The increases in noninterest income for the each period shown are the result of the continued growth of the Company and the expansion of products resulting in fee income. During the second quarter of 2003, we began originating conforming residential mortgage loans on a pre-sold basis, for sale to secondary market investors, servicing released. In addition, the Company earned cash management fees relating to off-balance sheet customer sweep accounts which had average balances of between $16 and $24 million during 2004. During 2004 and 2003, cash management fees declined primarily due to lower balances resulting from commercial customers not utilizing the product during this sustained extremely low interest rate environment.

TABLE 13

         The categories of noninterest expense that exceed 1% of operating revenues are as follows:

                                                                    DECEMBER 31,
                                              --------------------------------------------------------
(Dollars in thousands)                              2004                2003               2002
                                              -----------------   ------------------  ----------------

Salaries and benefits                                  $ 4,689              $ 3,240           $ 2,220
Occupancy cost, net                                        871                  611               541
Equipment expense                                          497                  430               308
Data processing costs                                      498                  373               360
Advertising and public relations                           229                  102               123
Professional fees                                          178                  136               168
Courier and express services                               122                  134               105
State franchise tax                                        263                  217               155
Director fees                                              169                   99                61
Compliance expense                                          74                    -                 -
Other                                                      697                  622               353
                                                       -------              -------           -------
    Total Noninterest Expense                          $ 8,287              $ 5,964           $ 4,394
                                                       =======              =======           =======

Non-interest expense increased $2.3 million or 39.0% from $6.0 million for the year ended December 31, 2003, to $8.3 million for 2004. Approximately 63% of this increase is in salary and benefit costs. In 2004 the Company added a number of commercial loan officers, processing staff, and administrative support staff to support the growth in customers and transactions being processed. The increase in occupancy cost is due to the opening of our two new branches in Chantilly and Manassas and our new operations center in Chantilly. The rise in equipment expense is attributable to additional investments in technology. Growth in other expenses is due in part to costs related to new products such as lockbox services and loans originated through the mortgage division.

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

TABLE 14

         The following table reflects average deposits and average rates paid by category for the periods indicated.

                                                                            YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------------
                                                            2004                      2003                      2002
                                                  -----------------------------------------------------------------------------
                                                   AVERAGE       AVERAGE      AVERAGE       AVERAGE     AVERAGE       AVERAGE
 (Dollars in thousands)                            BALANCE         RATE       BALANCE         RATE      BALANCE         RATE
                                                  -----------------------------------------------------------------------------
 Deposits:
   Noninterest-bearing demand                      $  81,961       0.00%      $  69,124       0.00%      $  39,554       0.00%
   Interest-bearing demand                            12,692       0.67%         10,919       0.81%          5,739       1.06%
   Money Market                                      158,653       1.86%        113,802       1.81%         69,037       2.53%
   Savings                                             3,665       1.26%          1,954       1.32%          1,240       1.77%
   Certificates of deposit of $100,000 or more        40,002       2.33%         27,954       2.62%         24,528       3.70%
   Other time                                         13,819       2.34%         14,589       2.62%         16,853       3.86%
                                                   ---------       ----       ---------       ----       ---------       ----
     Total interest bearing deposits               $ 228,831       1.90%      $ 169,218       1.95%      $ 117,397       2.89%
                                                   ---------                  ---------                  ---------       ----
     Total Deposits                                $ 310,792                  $ 238,342                  $ 156,951
                                                   =========                  =========                  =========

TABLE 15

         The following table indicates the amount of certificates of deposit of $100,000 or more and less than $100,000, and their remaining maturities.

                                                    3 MONTHS     4 TO 6      7 TO 12      OVER 12
(Dollars in thousands)                               OR LESS     MONTHS       MONTHS      MONTHS       TOTAL
                                                   -------------------------------------------------------------

Certificates of deposit less than $100MM             $  3,269    $  2,763    $  6,367     $  1,423   $ 13,822
Certificates of deposit of $100MM or more               7,001      21,692      20,996        9,621     59,310
                                                   -------------------------------------------------------------
                                                     $ 10,270    $ 24,455    $ 27,363     $ 11,044   $ 73,132
                                                   =============================================================

CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At December 31, 2004, stockholders' equity increased $3.0 million from the $33.9 million of equity at December 31, 2003 primarily as a result of the $2.967 million in retained earnings for 2004.

         The Company has reported a steady improvement in earnings since the Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and have continued with $810 thousand of earnings in 2000, $1.1 million of earnings for 2001, $1.6 million of earnings for 2002, $2.6 million of earnings for 2003, and $3.0 million of earnings for 2004. One of the Company's first strategies was to restore the lost capital from the initial organization costs of $254 thousand and the accumulated earnings loss of $452 thousand for 1998. As of December 31, 2001, the earnings for 2000 and 2001 had recouped the losses and at December 31, 2002 the Company had retained earnings of approximately $2.9 million. In addition, the Company has fully utilized its net operating losses for tax purposes beginning in September 2001 and has been at a 34% effective tax rate since that date.

         For information regarding our regulatory capital ratios, please refer to note 10 to the consolidated financial statements.

         The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through borrowing, the sale of additional common stock, or through the issuance of additional trust preferred securities. In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected. The Company believes that its current capital is sufficient to meet anticipated growth, although there can be no assurance.

         The Federal Reserve has revised the capital treatment of trust preferred securities, in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with certain other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital. At December 31, trust preferred securities represented 21.0% of the Company's tier 1 capital and 18.9% of its total capital. Future trust preferred issuances to increase holding company capital levels may not be available to the same extent as currently. The Company may be required to raise additional equity capital, through the sale of common stock or otherwise, sooner than it would otherwise do so.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM









To the Stockholders and Directors
James Monroe Bancorp, Inc. and Subsidiaries
Arlington, Virginia


         We have audited the accompanying consolidated balance sheets of James Monroe Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James Monroe Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.


/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 7, 2005

                             JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                             December 31, 2004 and 2003
                      (Dollars in thousands, except share data)

                                                                 DECEMBER 31,
                                                        -----------------------------
                                                           2004               2003
                                                         ---------          ---------
ASSETS
Cash and due from banks                                    $ 9,286           $ 11,908
Interest bearing deposits in banks                           2,442                  -
Federal funds sold                                          35,754                  -
Securities available for sale, at fair value               146,795            122,328
Loans held for sale                                          2,987                561
Loans, net of allowance for loan losses of
  $2,790 in 2004 and $1,955 in 2003                        247,206            167,092
Bank premises and equipment, net                             2,438              1,388
Accrued interest receivable                                  1,977              1,336
Other assets                                                 1,885              1,317
                                                         ---------          ---------

TOTAL ASSETS                                             $ 450,770          $ 305,930
                                                         =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing deposits                            $ 91,857           $ 65,598
  Interest bearing deposits                                312,197            189,518
                                                         ---------          ---------
Total deposits                                             404,054            255,116
Federal funds purchased                                          -              6,886
Trust preferred capital notes                                9,279              9,279
Accrued interest payable and other liabilities                 536                758
                                                         ---------          ---------
    Total liabilities                                      413,869            272,039
                                                         ---------          ---------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; authorized
  10,000,000 shares; issued and outstanding
  4,445,224 in 2004, 4,445,802 in 2003                       4,445              2,944
Capital surplus                                             24,325             25,425
Retained earnings                                            8,458              5,491
Accumulated other comprehensive income (loss)                 (327)                31
                                                         ---------          ---------
  Total stockholders' equity                                36,901             33,891
                                                         ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 450,770          $ 305,930
                                                         =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 2004, 2003 and 2002
                  (Dollars in thousands, except per share data)

                                                                       YEARS ENDED DECEMBER 31,
                                                            -------------------------------------------------
                                                              2004                 2003                2002
                                                            --------              -------             -------
INTEREST AND DIVIDEND INCOME:
Loans, including fees                                       $ 12,886              $ 9,658             $ 7,757
Loans held for sale                                               49                   60                   -
Securities, taxable                                            4,196                3,118               2,062
Federal funds sold                                               324                  189                 260
Other interest income                                              7                    1                  12
                                                            --------              -------             -------
    Total interest and dividend income                        17,462               13,026              10,091
                                                            --------              -------             -------
INTEREST EXPENSE:
Deposits                                                       4,345                3,293               3,391
Federal funds purchased                                           36                    2                   -
Borrowed funds                                                   452                  323                 218
                                                            --------              -------             -------
    Total interest expense                                     4,833                3,618               3,609
                                                            --------              -------             -------
    Net interest income                                       12,629                9,408               6,482
PROVISION FOR LOAN LOSSES                                        990                  662                 483
                                                            --------              -------             -------
Net interest income after provision for loan losses           11,639                8,746               5,999
                                                            --------              -------             -------
NONINTEREST INCOME:
Service charges and fees                                         340                  290                 263
Gain on sale of securities                                        59                  299                 244
Gain on sale of loans                                            423                  255                   -
Other                                                            353                  303                 253
                                                            --------              -------             -------
    Total noninterest income                                   1,175                1,147                 760
                                                            --------              -------             -------
NONINTEREST EXPENSES:
Salaries and wages                                             3,964                2,678               1,907
Employee benefits                                                725                  562                 313
Occupancy expenses                                               871                  611                 541
Equipment expenses                                               497                  430                 308
Other operating expenses                                       2,230                1,683               1,325
                                                            --------              -------             -------
    Total noninterest expenses                                 8,287                5,964               4,394
                                                            --------              -------             -------
    Income before income taxes                                 4,527                3,929               2,365
PROVISION FOR INCOME TAXES                                     1,557                1,328                 812
                                                            --------              -------             -------
Net income                                                  $  2,970              $ 2,601             $ 1,553
                                                            ========              =======             =======

EARNINGS PER SHARE, basic                                     $ 0.67               $ 0.73              $ 0.50
EARNINGS PER SHARE, diluted                                   $ 0.64               $ 0.68              $ 0.48

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                                                       ACCUMULATED
                                                                                         OTHER
                                                COMMON      CAPITAL       RETAINED    COMPREHENSIVE   COMPREHENSIVE   STOCKHOLDERS'
                                                 STOCK      SURPLUS       EARNING     INCOME (LOSS)      INCOME         EQUITY
                                                -------     --------      --------    -------------   -------------   -------------

Balance, December 31, 2001                        $ 960      $ 9,522      $ 1,341          $ 144                       $ 11,967
Comprehensive income:
Net income                                                                  1,553                        $ 1,553          1,553
Net change in unrealized gain
  on available for sale securities,
  net of deferred taxes of $579                                                                            1,123
Less: reclassification adjustment,
net of income taxes of $83                                                                                  (161)
                                                                                                         -------
Other comprehensive income, net of tax                                                       962             962            962
                                                                                                         -------
Total comprehensive income                                                                               $ 2,515
                                                                                                         =======
Issuance of common stock                            261        4,385                                                      4,646
Effect of stock split                               613         (613)                                                         -
Exercise of stock options                             7           60                                                         67
                                                -------     --------      -------         ------                       --------
BALANCE, DECEMBER 31, 2002                        1,841       13,354        2,894          1,106                         19,195
Comprehensive income:
Net income                                                                  2,601                        $ 2,601          2,601
Net change in unrealized gain
  on available for sale  securities,
  net of deferred taxes of $452                                                                             (878)
Less: reclassification adjustment,
net of income taxes of $102                                                                                 (197)
                                                                                                         -------
Other comprehensive (loss), net of tax                                                    (1,075)         (1,075)        (1,075)
                                                                                                         -------
Total comprehensive income                                                                               $ 1,526
                                                                                                         =======
Issuance of common stock                            603       12,201                                                     12,804
Effect of stock split                               460         (460)                                                         -
Exercise of stock options                            40          330                                                        370
Cash paid in lieu of fractional shares                                         (4)                                           (4)
                                                -------     --------      -------         ------                       --------
BALANCE, DECEMBER 31, 2003                        2,944       25,425        5,491             31                         33,891
Comprehensive income:
Net income                                                                  2,970                        $ 2,970          2,970
Net change in unrealized gain (loss)
  on available for sale  securities,
  net of deferred taxes of $164                                                                             (319)
Less: reclassification adjustment,
net of income taxes of $20                                                                                   (39)
                                                                                                         -------
Other comprehensive (loss), net of tax                                                      (358)           (358)          (358)
                                                                                                         -------
Total comprehensive income                                                                               $ 2,612
                                                                                                         =======
Issuance of common stock                              6          121                                                        127
Effect of stock split                             1,478       (1,478)                                                         -
Exercise of stock options                            17          257                                                        274
Cash paid in lieu of fractional shares                                         (3)                                           (3)
                                                -------     --------      -------         ------                       --------
BALANCE, DECEMBER 31, 2004                      $ 4,445     $ 24,325      $ 8,458         $ (327)                      $ 36,901
                                                =======     ========      =======         ======                       ========

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------------
                                                                           2004                 2003                 2002
                                                                         --------             --------             --------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                               $ 2,970              $ 2,601              $ 1,553
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                              436                  323                  257
   Provision for loan losses                                                  990                  662                  483
   Amortization of bond premium                                               318                  439                  212
   Accretion of bond discount                                                (140)                 (69)                 (67)
   Realized (gain) on sales of securities available for sale                  (59)                (299)                (244)
   Realized (gain) on sales of loans held-for-sale                           (423)                (255)                   -
   Originiation of loans held-for-sale                                    (23,627)             (17,222)                   -
   Proceeds from sales of loans held-for-sale                              21,624               16,916                    -
   Deferred income tax (benefit)                                             (291)                (220)                (109)
   (Increase) in accrued interest receivable                                 (641)                (420)                (285)
   (Increase) decrease in other assets                                        (92)                  28                 (196)
   Increase (decrease) in accrued interest payable and
     other liabilities                                                       (222)                  30                  119
                                                                         --------             --------             --------
     Net cash provided by operating activities                                843                2,514                1,723
                                                                         --------             --------             --------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                            (103,961)            (144,197)             (85,969)
   Proceeds from calls and maturities of securities
     available for sale                                                    37,655               23,835               27,223
   Proceeds from sales of securities available for sale                    41,174               72,397                6,359
   Purchases of premises and equipment                                     (1,486)                (378)                (583)
   (Increase) decrease in interest bearing cash balances                   (2,442)                 655                1,380
   (Increase) decrease in Federal funds sold                              (35,754)              28,826              (19,357)
   Net (increase) in loans                                                (81,104)             (48,097)             (35,031)
                                                                         --------             --------             --------
     Net cash (used in) investing activities                             (145,915)             (66,959)            (105,978)
                                                                         --------             --------             --------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, savings deposits
     and money market accounts                                            124,319               31,054               90,879
   Net increase in time deposits                                           24,619               10,192                8,732
   Net increase (decrease) in Federal funds purchased                      (6,886)               6,886                    -
   Proceeds from issuance of common stock                                     401               13,174                4,713
   Proceeds from issuance of trust preferred capital notes                      -                4,000                5,000
   Cash paid in lieu of fractional shares                                      (3)                  (4)                   -
                                                                         --------             --------             --------
     Net cash provided by financing activities                            142,450               65,302              109,324
                                                                         --------             --------             --------

   Increase (decrease) in cash and due from banks                          (2,622)                 857                5,069
 CASH AND DUE FROM BANKS
   Beginning                                                               11,908               11,051                5,982
                                                                         --------             --------             --------
   Ending                                                                 $ 9,286             $ 11,908             $ 11,051
                                                                         ========             ========             ========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid on deposits and borrowed funds                           $ 4,731              $ 3,709              $ 3,640
                                                                         ========             ========             ========
   Income taxes paid                                                      $ 2,143              $ 1,272                $ 859
                                                                         ========             ========             ========
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
    unrealized gain (loss) on securities available for sale                $ (542)            $ (1,629)             $ 1,458
                                                                         ========             ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Audited Consolidated Financial Statements

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

              BASIS OF PRESENTATION AND CONSOLIDATION

              The consolidated financial statements include the accounts of James Monroe Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, James Monroe Bank (the "Bank"), James Monroe Statutory Trust I ("Trust I") and James Monroe Statutory Trust II ("Trust II"). In consolidation, significant inter-company accounts and transactions have been eliminated. FASB Interpretation No. 46(R) requires that the Company no longer consolidate James Monroe Statutory Trust I and II. The subordinated debt of the trusts is reflected as a liability of the Company and the common securities of the trusts as another asset.

              BUSINESS

              The Company, through its banking subsidiary, offers various loan, deposit and other financial service products to its customers, principally located throughout Northern Virginia. Additionally, the Company maintains correspondent banking relationships and transacts daily federal funds transactions on an unsecured basis, with regional correspondent banks.

              The accounting and reporting policies and practices of the Company conform with U.S. generally accepted accounting principals. The following is a summary of the most significant of such policies and procedures.

              USE OF ESTIMATES

              The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

              CASH AND CASH EQUIVALENTS

              For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks, including cash items in process of clearing.

              INTEREST BEARING DEPOSITS IN BANKS

              Interest bearing deposits in banks mature within one month and are carried at cost.

              SECURITIES AVAILABLE FOR SALE

              Securities classified as available for sale are equity securities with readily determinable fair values and those debt securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at fair value, with any unrealized gains or losses reported as a separate component of other comprehensive income net of the related deferred tax effect. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Notes to Audited Consolidated Financial Statements


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

              LOANS HELD FOR SALE

              Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Company generally does not retain the mortgage servicing.

              ALLOWANCE FOR LOAN LOSSES

              The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

              The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either special mention, substandard or doubtful. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Notes to Audited Consolidated Financial Statements


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

              RATE LOCK COMMITMENTS

              The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002 such commitments were recorded to the extent of fees received. Fees received were subsequently included in the net gain or loss on sale of loans. Any differences between recorded and calculated amounts were not material.

Notes to Audited Consolidated Financial Statements


              STOCK COMPENSATION PLANS

              At December 31, 2004, the Company has three stock-based compensation plans which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                         YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                               2004                 2003                2002
                                                              -------              -------             -------
(Dollars in thousands, except per share data)

Net income, as reported                                       $ 2,970              $ 2,601             $ 1,553
Additional expense had the company adopted SFAS No. 123          (667)                (299)                (75)
                                                              -------              -------             -------
Pro forma net income                                          $ 2,303              $ 2,302             $ 1,478
                                                              =======              =======             =======

Earnings per share:
     Basic- as reported                                        $ 0.67               $ 0.73              $ 0.50
                                                              =======              =======             =======
     Basic- pro forma                                            0.52                 0.64                0.48
                                                              =======              =======             =======
     Diluted- as reported                                        0.64                 0.68                0.48
                                                              =======              =======             =======
     Diluted- pro forma                                          0.49                 0.60                0.45
                                                              =======              =======             =======

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                               2004          2003       2002
                                             --------      --------    -------

              Dividend yield                     0.00%         0.00%      0.00%
              Expected life                  7.7 years     8.3 years   10 years
              Expected volatility               37.23%        32.07%      0.50%
              Risk-free interest rate            3.80%         4.07%      5.05%

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

Notes to Audited Consolidated Financial Statements


              Earnings per common share have been computed based on the information in the following table. Shares have been restated to reflect the stock splits as discussed in Note 18. Options totaling 5,000 and 4,313 for the years ended December 31, 2004 and 2003, respectively were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. No options were excluded from the computation of diluted earnings per share for the year ended December 31, 2002. For the years presented, there was no adjustment to income from potential common shares.


                                                                        YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                              2004               2003               2002
                                                            ---------          ---------          ---------
(Dollars in thousands, except share and per share data)
Net Income                                                    $ 2,970            $ 2,601            $ 1,553
                                                            =========          =========          =========

Weighted average shares outstanding--basic                  4,435,905          3,589,931          3,082,266
Common share equivalents for stock options                    239,266            239,970            158,543
                                                            ---------          ---------          ---------
Weighted average shares outstanding--diluted                4,675,171          3,829,901          3,240,809
                                                            =========          =========          =========

Earnings per share-basic                                       $ 0.67             $ 0.73             $ 0.50
                                                            =========          =========          =========
Earnings per share-diluted                                     $ 0.64             $ 0.68             $ 0.48
                                                            =========          =========          =========

              RECENT ACCOUNTING PRONOUNCEMENTS

              In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company's consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities ("SPEs") until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Company's investments in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures because these entities or transactions constitute the Company's primary FIN 46 and FIN 46R exposure. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company's consolidated financial position or consolidated results of operations.

              On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments ("IRLC"), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, "Scope
              Exceptions: When a Loan Commitment is included in the Scope of Statement 133." Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company's consolidated financial position or consolidated results of operations.

Notes to Audited Consolidated Financial Statements


              Emerging Issues Task Force Issue No. (EITF) 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of "other than temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

              EITF No. 03-16, "Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004." APB Opinion No. 18, "The Equity Method of Accounting Investments in Common Stock," prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, "Investments in Partnerships Ventures," of Opinion 18, indicates that "many of the provisions of the Opinion would be appropriate in accounting" for partnerships. In EITF Abstracts, Topic No. D-46, "Accounting for Limited Partnership Investments," the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. The Company had no such investments as of December 31, 2004.


              In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

Notes to Audited Consolidated Financial Statements


NOTE 2.       SECURITIES AVAILABLE FOR SALE

              The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:


                                                                  DECEMBER 31, 2004
                                            ----------------------------------------------------------
                                                               GROSS            GROSS
                                            AMORTIZED        UNREALIZED      UNREALIZED         MARKET
              (Dollars in thousands)           COST            GAINS           LOSSES           VALUE
                                            ---------        ----------      ----------         ------
              U.S. Government and
                federal agency              $ 121,594          $ 229          $ (686)        $ 121,137
              Mortgage backed                  22,208            172            (208)           22,172
              Corporate notes                   2,151             26             (29)            2,148
              Restricted stock                  1,338              -               -             1,338
                                            ---------          -----          ------         ---------
                                            $ 147,291          $ 427          $ (923)        $ 146,795
                                            =========          =====          ======         =========

                                                                  DECEMBER 31, 2003
                                            ----------------------------------------------------------
                                                               GROSS            GROSS
                                            AMORTIZED        UNREALIZED      UNREALIZED         MARKET
              (Dollars in thousands)           COST            GAINS           LOSSES           VALUE
                                            ---------        ----------      ----------         ------
              U.S. Government and
                federal agency               $ 95,196          $ 322          $ (589)         $ 94,929
              Mortgage backed                  19,883            206            (162)           19,927
              Corporate notes                   6,301            279              (9)            6,571
              Restricted stock                    901              -               -               901
                                            ---------          -----          ------         ---------
                                            $ 122,281          $ 807          $ (760)        $ 122,328
                                            =========          =====          ======         =========

Notes to Audited Consolidated Financial Statements


              Information pertaining to securities with gross unrealized losses at December 31, 2004 and December 31, 2003, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:


                                                              DECEMBER 31, 2004
                                          -------------------------------------------------------
                                              LESS THAN 12 MONTHS          12 MONTHS OR MORE
                                          -------------------------    --------------------------
                                                         UNREALIZED                    UNREALIZED
              (Dollars in thousands)      FAIR VALUE       (LOSS)      FAIR VALUE        (LOSS)
                                          ----------     ----------    ----------      ----------
              U.S. Government and
                federal agency             $ 53,745       $ (336)       $ 11,192         $ (350)
              Mortgage backed                 7,505         (109)          3,556            (99)
              Corporate notes                 1,020          (29)              -              -
                                           --------       ------        --------         ------
                                           $ 62,270       $ (474)       $ 14,748         $ (449)
                                           ========       ======        ========         ======

                                                              DECEMBER 31, 2003
                                          -------------------------------------------------------
                                              LESS THAN 12 MONTHS          12 MONTHS OR MORE
                                          -------------------------    --------------------------
                                                         UNREALIZED                    UNREALIZED
              (Dollars in thousands)      FAIR VALUE       (LOSS)      FAIR VALUE        (LOSS)
                                          ----------     ----------    ----------      ----------
              U.S. Government and
                federal agency             $ 51,316       $ (589)            $ -            $ -
              Mortgage backed                10,046         (162)              -              -
              Corporate notes                 1,051           (9)              -              -
                                           --------       ------        --------         ------
                                            $62,413       $ (760)            $ -            $ -
                                           ========       ======        ========         ======


              Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

              The bonds in an unrealized loss position at December 31, 2004 were temporarily impaired due to the current interest rate environment and not increased credit risk. All securities owned by the Company are payable at par at maturity. Of the temporarily impaired securities, 17 are U.S. Government agency issued bonds (Government National Mortgage Association and the Federal Home Loan Bank) rated AAA by Standard and Poor's, 25 are government sponsored enterprise issued bonds (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor's, and one is a corporate bond rated BBB by Standard and Poor's. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

              The amortized cost and fair value of securities by contractual maturity at December 31, 2004 follows:


                                                                    AMORTIZED             FAIR
               (Dollars in thousands)                                  COST              VALUE
                                                                    ---------           --------
               Due within one year                                   $ 80,041           $ 79,829
               Due after one year but within five years                43,241             43,011
               Due after five years but within ten                      3,634              3,639
               Due after ten years                                     19,037             18,978
                                                                    ---------          ---------
                                                                      145,953            145,457
               Restricted stock                                         1,338              1,338
                                                                    ---------          ---------
                   Total available for sale securities              $ 147,291          $ 146,795
                                                                    =========          =========

Notes to Audited Consolidated Financial Statements


              Securities carried at $43,510,000 and $37,482,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

              For the years ended December 31, 2004, 2003 and 2002, proceeds from sales of securities available for sale amounted to $41,174,000, $72,397,000 and $6,359,000, respectively. Gross realized gains amounted to $59,000, $299,000 and $244,000, respectively. The tax provision applicable to these realized gains amounted to $20,000, $102,000, and $83,000 respectively.

NOTE 3.       LOANS AND ALLOWANCE FOR LOAN LOSSES

              Major classifications of loans are as follows:

                                                                           DECEMBER 31,
                                                                   ----------------------------
                      (Dollars in thousands)                         2004               2003
                                                                   ---------          ---------
                      Construction loans                            $ 35,166           $ 18,130
                      Commercial loans                                32,782             24,885
                      Commercial real estate loans                   167,696            113,316
                      Real estate-1-4 family residential               1,559              3,801
                      Home equity loans                                5,400              3,193
                      Consumer loans                                   7,290              5,691
                      Deposit overdrafts                                 103                 31
                                                                   ---------          ---------
                                                                     249,996            169,047
                      Less allowance for loan losses                  (2,790)            (1,955)
                                                                   ---------          ---------
                      Net loans                                    $ 247,206          $ 167,092
                                                                   =========          =========


              Changes in the allowance for loan losses are as follows:

                                                                              YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------
              (Dollars in thousands)                                  2004             2003             2002
                                                                     -------         -------          -------
              Beginning balance                                      $ 1,955         $ 1,390          $ 1,030
              Loan charge-offs:
              Commercial                                                (135)            (71)             (23)
              Consumer                                                   (21)            (41)            (103)
                                                                     -------         -------          -------
              Total charge-offs                                         (156)           (112)            (126)
              Recoveries of loans previously charged-off:
              Commercial                                                   -              15                -
              Consumer                                                     1               -                3
                                                                     -------         -------          -------
              Total recoveries                                             1              15                3
                                                                     -------         -------          -------
                   Net charge-offs                                      (155)            (97)            (123)
                                                                     -------         -------          -------
              Provision for loan losses                                  990             662              483
                                                                     -------         -------          -------
              Ending balance                                         $ 2,790         $ 1,955          $ 1,390
                                                                     =======         =======          =======

Notes to Audited Consolidated Financial Statements


              The following is a summary of information pertaining to impaired loans:

                                                                                     DECEMBER 31,
                                                                               -------------------------
                  (Dollars in thousands)                                        2004               2003
                                                                               ------             ------
                                                                                 $349               $324
                  Impaired loans with a valuation allowance                         -                  -
                  Impaired loans without a valuation allowance                      -                  -
                                                                               ------             ------
                  Total impaired loans                                           $349               $324
                                                                               ======             ======
                  Valuation allowance related to impaired loans                  $349               $184
                                                                               ======             ======

                                                                                 YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------
                  (Dollars in thousands)                                    2004         2003           2002
                                                                           ------       ------         ------
                  Average investments in impaired loans                    $ 359        $   282         $ 243
                                                                          ======       ========        ======
                  Interest income recognized on impaired                   $   -        $    21         $   -
                  loans
                                                                          ======       ========        ======
                  Interest income recognized on a cash
                  basis on impaired loans                                  $   -        $    21         $   -
                                                                          ======       ========        ======

              No additional funds are committed to be advanced in connection with impaired loans.

              All nonaccrual loans were included in the impaired loan disclosure under SFAS No. 114 as of December 31, 2004. Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $186,000 and $56,000 at December 31, 2003 and 2002
              respectively. If interest on these loans had been accrued, such income would have approximated $12,000 for 2003 and $10,000 for 2002.

              There were no loans 90 days past due and still accruing interest at December 31, 2004 or 2002. Loans totaling $34,000 were 90 days past due and still accruing interest at December 31, 2003.

NOTE 4.       BANK PREMISES AND EQUIPMENT

              Bank premises and equipment consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                  (Dollars in thousands)                     2004         2003
                                                            -------     -------
                  Leasehold improvements                    $ 1,243     $   749
                  Furniture and equipment                     1,370         763
                  Computers                                     813         455
                  Software                                      399         278
                  Premises and equipment in process              22         118
                                                            -------     -------
                                                              3,847       2,363
                  Less accumulated depreciation               1,409         975
                                                            -------     -------
                                                            $ 2,438     $ 1,388
                                                            =======     =======

              Depreciation and amortization charged to operations totaled $436,000, $323,000 and $257,000 for the years ended December 31,
              2004, 2003 and 2002, respectively.

Notes to Audited Consolidated Financial Statements


NOTE 5.       DEPOSITS

              Interest bearing deposits consist of the following:


                                                                                      DECEMBER 31,
                                                                            -----------------------------
                           (Dollars in thousands)                              2004               2003
                                                                            ----------         ----------
                           NOW accounts                                       $ 14,389           $ 12,068
                           Savings accounts                                      4,361              2,846
                           Money market accounts                               220,315            126,091
                           Certificates of deposit under $100,000               12,210             13,115
                           Certificates of deposit $100,000 and over            59,310             33,694
                           Individual retirement accounts                        1,612              1,704
                                                                            ----------         ----------
                                                                              $312,197           $189,518
                                                                            ==========         ==========


              At December 31, 2004, the scheduled maturities of time deposits are as follows:

                          (Dollars in thousands)

                          2005                        $ 62,088
                          2006                           2,608
                          2007                           5,675
                          2008                             358
                          2009                           2,403
                                                      --------
                                                      $ 73,132
                                                      ========

Notes to Audited Consolidated Financial Statements

NOTE 6.       INCOME TAXES

              Significant components of the Company's net deferred tax assets consist of the following:


                                                                                         DECEMBER 31,
                                                                                   -----------------------
                                                                                     2004            2003
                                                                                   --------         ------
                           (Dollars in thousands)
                           Deferred tax assets:
                             Provision for loan losses                                $ 901          $ 630
                             Unrealized loss on securities available for sale           169              -
                             Nonaccrual interest                                         21              -
                             Amortization of organization and start-up costs              -              2
                                                                                      1,091            632
                           Deferred tax liabilities:
                             Depreciation                                               (18)           (19)
                             Unrealized gain on securities available for sale             -            (16)
                                                                                   --------         ------
                                                                                        (18)           (35)
                                                                                   --------         ------
                           Deferred tax asset, net                                  $ 1,073          $ 597
                                                                                   ========         ======


              Allocation of federal income taxes between current and deferred portions for the years ended December 31, 2004, 2003 and 2002 is as follows:


                                                        DECEMBER 31,
                                           ---------------------------------
                                             2004          2003        2002
                                           --------      --------     ------
              (Dollars in thousands)

              Current tax provision         $ 1,848       $ 1,548      $ 921
              Deferred tax (benefit)           (291)         (220)      (109)
                                           --------      --------     ------
                                            $ 1,557       $ 1,328      $ 812
                                           ========      ========     ======


              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002, due to the following:


                                                                                     DECEMBER 31,
                                                                         -----------------------------------
              (Dollars in thousands)                                       2004          2003          2002
                                                                         --------      --------       ------
              Computed "expected" tax expense                             $ 1,539       $ 1,336        $ 804
              Increase (decrease) in income taxes resulting from:
                  Nondeductible expenses                                       11             9            8
                  Other                                                         7           (17)           -
                                                                         --------      --------       ------
                                                                          $ 1,557       $ 1,328        $ 812
                                                                         ========      ========       ======

Notes to Audited Consolidated Financial Statements


NOTE 7.       LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

              The Company leases its facilities under operating leases expiring at various dates through 2011. The leases provide that the Company pay as additional rent, its proportionate share of real estate taxes, insurance, and other operating expenses. The leases contain a provision for annual increases of 3%. Total rental expense for the years ended December 31, 2004, 2003 and 2002 was $662,000, $450,000 and $398,000, respectively.

              The minimum lease commitments for the next five years and thereafter are:

                             (Dollars in thousands)

                             2005                                $ 890
                             2006                                  853
                             2007                                  844
                             2008                                  545
                             2009                                  563
                             Thereafter                          2,450
                                                              --------
                                                               $ 6,145
                                                              ========


NOTE 8.       STOCK OPTION PLANS

              The Company's 1998 Stock Option Plan (1998 Plan) for key employees is accounted for in accordance with Accounting Principles Board
              (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. The 1998 Plan provides that 258,412 shares of the Company's common stock will be reserved for both incentive stock options and non-qualified stock options to purchase common stock of the Company. The exercise price per share for incentive stock options and non-qualified stock options shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised in increments, commencing after the date of grant. One-third of the options granted become vested and exercisable in each of the three years following the grant date. Each incentive and non-qualified stock option granted under this plan shall expire not more than ten years from the date the option is granted.

              In 1999, the Company adopted a stock option plan in which options for 188,100 shares of common stock were reserved for issuance to directors of the Company. The Company applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation has been recognized for grants under this plan. The stock option plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of grant. All options granted under this plan have vested and expire not more than ten years from the date the options were granted.

              In 2003, the Company adopted the 2003 Executive Compensation plan that reserves 375,000 shares of the Company's common stock for both incentive and non-qualified stock options, restricted stock, and stock appreciation rights, for issuance to employees and directors. The Company applies APB Opinion 25 and related interpretations in accounting for the plan. Accordingly, no compensation has been recognized for grants under this plan. The stock option plan required that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of grant. Options granted under this plan become vested and exercisable within three to five years following the grant date with the exception of options granted to directors which vest immediately. Options granted under this plan shall expire not more than ten years from the date the option is granted.

Notes to Audited Consolidated Financial Statements

              A summary of the status of the Company's employee stock options is presented in the table below. Information has been restated to reflect the stock splits as discussed in Note 18.


                                                  2004                          2003                         2002
                                       ----------------------------  ---------------------------- ----------------------------
                                                        WEIGHTED                      WEIGHTED                     WEIGHTED
                                                        AVERAGE                       AVERAGE                      AVERAGE
                                                        EXERCISE                      EXERCISE                     EXERCISE
                                          SHARES         PRICE          SHARES         PRICE         SHARES         PRICE
                                       -------------  -------------  -------------  ------------- -------------- -------------

Outstanding at beginning of year            200,187      $   7.57        202,866       $   4.15         171,225        $ 3.72
Granted                                     114,000         18.53         61,350          15.65          31,641          6.45
Exercised                                    (7,412)         9.56        (60,468)          4.27               -             -
Forfeited                                    (6,952)        15.85         (3,562)          7.79               -             -
                                       ------------                   ----------                     ----------
Outstanding at end of year                  299,823         11.46        200,187           7.57         202,866          4.15
                                       ============                   ==========                     ==========
Options excercisable at year end            210,597      $   8.72        149,709       $   5.47         175,907        $ 3.83
                                       ============                   ==========                     ==========
Weighted average fair value of
  options granted during the year            $ 9.72                   $     6.70                     $     2.53

              A summary of the status of the Company's director stock options is presented in the table below. Information has been restated to reflect the stock splits as discussed in Note 18.


                                                   2004                          2003                         2002
                                       ----------------------------  ---------------------------- ----------------------------
                                                        WEIGHTED                      WEIGHTED                     WEIGHTED
                                                        AVERAGE                       AVERAGE                      AVERAGE
                                                        EXERCISE                      EXERCISE                     EXERCISE
                                          SHARES         PRICE          SHARES         PRICE         SHARES         PRICE
                                       -------------  -------------  -------------  ------------- -------------- -------------

Outstanding at beginning of year            191,249         $ 5.79        161,258      $    4.03         151,313     $  3.55
Granted                                      57,000          18.61         29,991          15.24          27,219        6.58
Exercised                                   (15,359)         10.48              -              -         (17,274)       3.92
                                       ------------                  ------------                    -----------
Outstanding at end of year                  232,890           8.62        191,249           5.79         161,258        4.03
                                       ============                  ============                    ===========
Options excercisable at year end            232,890         $ 8.62        191,249      $    5.79         161,258     $  4.03
                                       =============                 ============                    ===========
Weighted average fair value of
  options granted during the year            $ 7.13                        $ 7.76                    $      2.61

              Information pertaining to options outstanding for all plans at December 31, 2004 is as follows:

                                              OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                               --------------------------------------------------  ---------------------------------
                                                   WEIGHTED
                                                    AVERAGE          WEIGHTED                           WEIGHTED
                                                   REMAINING         AVERAGE                            AVERAGE
          Range of                 NUMBER         CONTRACTUAL        EXERCISE          NUMBER           EXERCISE
      Exercise Prices            OUSTANDING          LIFE             PRICE          EXERCISABLE         PRICE
-----------------------------  ---------------  ----------------  ---------------  ----------------  ---------------

        $3.56 - 5.00                  247,866      4.15 years       $    3.56            247,866         $    3.56
        $5.01 - 9.50                   39,476         7.02               6.29             39,476              6.29
       $9.51 - 13.00                        -          -                    -                  -                 -
       $13.01 - 18.76                 245,370         9.04              17.58            156,145             17.38
                               ---------------                                       ------------
                                      532,712      6.62 years       $   10.22            443,487         $    8.67
                               ===============                                       ============

NOTE 9.       401(K) PLAN

              Effective January 1, 1999, the Company adopted a Section 401(k) plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the 401(k) plan through payroll deductions on a pre-tax basis. The Company may make discretionary contributions to the 401(k) plan based on its earnings. The plan has a KSOP component whereby employees may elect to allocate a portion of funds to an Employee Stock Ownership Plan. The employer's contributions are subject to a vesting schedule requiring the completion of five years of service before these benefits become vested. A participant's 401(k) plan account, together with investment earnings thereon, is distributable following retirement, death, disability or other termination of employment under various payout options. For the years ended December 31, 2004, 2003 and 2002, expense attributable to the plan amounted to $80,000, $43,000 and $29,000 respectively.

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

              Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank exceeded all capital adequacy requirements to which they are subject.

              As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

Notes to Audited Consolidated Financial Statements


                                                                                                          MINIMUM TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                                 MINIMUM CAPITAL          PROMPT CORRECTIVE
                                                             ACTUAL                REQUIREMENT            ACTION PROVISIONS
                                                 --------------------------   ---------------------     -----------------------
 (Dollars in thousands)                            AMOUNT          RATIO        AMOUNT       RATIO        AMOUNT        RATIO
                                                 ----------      ----------   ----------   --------     ----------    ---------
As of December 31, 2004:
  Total Capital (to Risk Weighted Assets):
    Consolidated                                   $ 49,019        17.1%      $ 22,906        8.0%            N/A         N/A
    Bank                                           $ 34,782        12.3%      $ 22,659        8.0%       $ 28,324       10.0%
  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                   $ 46,229        16.1%      $ 11,485        4.0%            N/A         N/A
    Bank                                           $ 31,992        11.3%      $ 11,335        4.0%       $ 17,002        6.0%
  Tier 1 Capital (to Average Assets):
    Consolidated                                   $ 46,229        10.7%      $ 17,234        4.0%            N/A         N/A
    Bank                                           $ 31,992         7.7%      $ 16,641        4.0%       $ 20,801        5.0%
  As of December 31, 2003:
  Total Capital (to Risk Weighted Assets):
    Consolidated                                   $ 44,818        22.9%      $ 15,660        8.0%            N/A         N/A
    Bank                                           $ 24,995        13.1%      $ 15,316        8.0%       $ 19,145       10.0%
  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                   $ 42,863        21.9%       $ 7,830        4.0%            N/A         N/A
    Bank                                           $ 23,040        12.0%       $ 7,658        4.0%       $ 11,487        6.0%
  Tier 1 Capital (to Average Assets):
    Consolidated                                   $ 42,863        14.3%      $ 12,003        4.0%            N/A         N/A
    Bank                                           $ 23,040         8.0%      $ 11,461        4.0%       $ 14,326        5.0%


              RESTRICTION ON DIVIDENDS

              Prior approval of the Bank's regulatory agencies is required to pay dividends which exceed the Bank's net profits for the current year, plus its retained net profits for the preceding two years. At December 31, 2004, the Bank could pay $7,218,000 in dividends without prior regulatory approval. The Bank did not pay any cash dividends during the years ended December 31, 2004, 2003 or 2002.

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

              The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:


               (Dollars in thousands)               2004              2003
                                                 -------------     -----------

               Commitments to extend credit      $      52,461     $    25,863
               Standby letters of credit         $       2,591     $     1,371

Notes to Audited Consolidated Financial Statements

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

              The Company maintains a portion of its cash balances with several financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Unsecured balances were approximately $691,000 at December 31, 2004.

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

              Aggregate loan balances with related parties totaled $4,030,000 and $4,319,000 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, total principal additions were $300,000 and total principal payments were $589,000.

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

              AVAILABLE FOR SALE SECURITIES - Fair values for securities, excluding restricted stock, are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of restricted stock approximates fair value based on the redemption provisions of the respective entity.

              LOANS RECEIVABLE - Fair value for performing loans is calculated by discounting estimated cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Notes to Audited Consolidated Financial Statements

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

              OFF BALANCE SHEET INSTRUMENTS - Fair values for off-balance sheet credit-related instruments are based on fees currently charged to enter similar arrangements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2004 and 2003, the fair values of loan commitments and standby letters of credit were deemed immaterial.

Notes to Audited Consolidated Financial Statements

              The estimated fair values of the Company's financial instruments at December 31, 2004 and 2003 are as follows:

                                                               DECEMBER 31, 2004                DECEMBER 31, 2003
                                                        ------------------------------    -----------------------------
                                                           CARRYING            FAIR           CARRYING            FAIR
              (Dollars in thousands)                        AMOUNT            VALUE            AMOUNT            VALUE
                                                        -------------     ------------    ---------------     ----------
              FINANCIAL ASSETS:
                 Cash and due from banks                 $     9,286       $    9,286       $   11,908         $   11,908
                 Interest bearing deposits in banks            2,442            2,442                -                  -
                 Federal funds sold                           35,754           35,754                -                  -
                 Securities available for sale               146,795          146,795          122,328            122,328
                 Loans held for sale                           2,987            2,987              561                561
                 Loans, net                                  247,206          238,439          167,092            164,701
                 Accrued interest                              1,977            1,977            1,336              1,336

              FINANCIAL LIABILITIES:
                 Deposits                                $   404,054       $  403,399        $ 255,116         $  255,439
                 Federal funds purchased                           -                -            6,886              6,886
                 Long-term borrowings                          9,279            9,256            9,279              9,261
                 Accrued interest                                217              217              115                115


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

NOTE 14.      COMMITMENTS AND CONTINGENT LIABILITIES

              The Bank has unsecured lines of credit with correspondent banks totaling $26,500,000 available for overnight borrowing. There were no amounts drawn on these lines at December 31, 2004. The Company had outstanding balances on these lines of $6,886,000 at December 31, 2003.

              As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final reporting period in the year ended December 31, 2004, the aggregate amount of daily average balances was approximately $7,269,000.

NOTE 15.      OTHER NONINTEREST INCOME AND EXPENSES

              The principal components of other noninterest income in the consolidated statements of income are:



              (Dollars in thousands)                 2004           2003          2002
                                                 ------------   ------------  ------------

               Cash management fee income              $ 100          $ 113         $ 130
               Other fee income                          253            190           123
                                                 ------------   ------------  ------------
                                                       $ 353          $ 303         $ 253
                                                 ============   ============  ============

Notes to Audited Consolidated Financial Statements

              The principal components of other operating expenses in the consolidated statements of income are:

              (Dollars in thousands)                  2004          2003           2002
                                                  -----------    ----------     ---------
              Data processing costs               $      498     $     373      $     360
              Advertising and public relations           229           102            123
              Professional fees                          359           197            168
              Courier and express services               122           134            105
              Meals and entertainment                     66            55             44
              Supplies                                    73            70             75
              Postage                                     58            52             43
              State franchise tax                        263           217            155
              Other                                      562           483            252
                                                  -----------    ----------     ---------
                                                  $    2,230     $   1,683      $   1,325
                                                  ===========    ==========     =========


NOTE 16.      CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

              Financial information pertaining only to James Monroe Bancorp, Inc. is as follows:

                            CONDENSED BALANCE SHEETS
                           December 31, 2004 and 2003

              (Dollars in thousands)                             2004             2003
                                                              ----------       ---------
              ASSETS
                Cash                                          $        -       $  1,351
                Interest bearing deposits in banks                 2,442              -
                Securities available for sale, at fair value      11,347         17,985
                Investment in subsidiary bank                     31,686         23,068
                Other assets                                         710            771
                                                              ----------       --------
                                                              $   46,185       $ 43,175
                                                              ==========       ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
                Other liabilities                             $        5       $      5
                Trust preferred capital notes                      9,279          9,279
                Stockholders' equity                              36,901         33,891
                                                              ----------       --------
                                                              $   46,185       $ 43,175
                                                              ==========       ========

Notes to Audited Consolidated Financial Statements

                           CONDENSED INCOME STATEMENTS
              For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)                                 2004               2003               2002
                                                    ----------         ---------          ---------
Interest income                                     $      660         $     284          $     229
Interest expense                                           452               323                218
Operating expense                                          152               102                 69
                                                    ----------         ---------          ---------
Income (loss) before income tax expense
(benefit) and equity undistributed income
  of subsidiaries                                          56               (141)               (58)
Income tax expense (benefit)                               38                (67)               (20)
Equity in undistributed income of subsidiaries          2,952              2,675              1,591
                                                    ---------          ---------          ---------
          Net income                                  $ 2,970          $   2,601          $   1,553
                                                    =========          =========          =========

                        CONDENSED STATEMENTS OF CASH FLOW
              For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)                                                           2004           2003           2002
                                                                              ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $   2,970      $   2,601      $   1,553
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
     Equity in undistributed income of subsidiaries                              (2,952)        (2,675)        (1,591)
     (Increase) decrease in other assets                                             60           (294)          (184)
     Increase in other liabilities                                                    -              4              1
                                                                              ---------      ---------      ---------
     Net cash provided by (used in) operating activities                             78           (364)          (221)
                                                                              ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                     (1,980)       (17,011)        (7,121)
  Proceeds from calls and maturities of securities available for sale             8,595          4,901          1,249
  Investment in subsidiary bank                                                  (6,000)        (4,000)        (5,000)
  (Increase) decrease in interest bearing deposits in banks                      (2,442)           655          1,380
                                                                              ---------      ---------      ---------
     Net cash (used in) investing activities                                     (1,827)       (15,455)        (9,492)
                                                                              ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                            401         13,174          4,713
  Proceeds from issuance of trust preferred capital notes                             -          4,000          5,000
  Cash paid in lieu of fractional shares                                             (3)            (4)             -
                                                                              ---------      ---------      ---------
     Net cash provided by financing activities                                      398         17,170          9,713
                                                                              ---------      ---------      ---------
         Increase (decrease) in cash and cash equivalents                        (1,351)         1,351              -

  CASH AND CASH EQUIVALENTS, beginning of year                                    1,351              -              -
                                                                              ---------      ---------      ---------
  CASH AND CASH EQUIVALENTS, end of year                                      $       -      $   1,351      $       -
                                                                              =========      =========      =========

Notes to Audited Consolidated Financial Statements

NOTE 17.      TRUST PREFERRED CAPITAL SECURITIES

              On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust I's outstanding common securities. On March 26, 2002, $5 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities bear interest at a rate equal to the three-month LIBOR plus 360 basis points, subject to a cap of 11% which is set and payable on a quarterly basis. During 2004, the interest rates ranged from 4.71% to 5.55%. The rate for the quarterly period beginning December 26, 2004, was 6.15%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

              On July 16, 2003, James Monroe Statutory Trust II, a newly formed subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust II's outstanding common securities. On July 31, 2003, $4 million of the trust preferred securities were issued in a private placement transaction. The securities bear interest at a rate equal to the three-month LIBOR plus 310 basis points, subject to a cap of 12% which is set and payable on a quarterly basis. During 2004, the interest rates ranged from 4.20% to 5.08%. The rate for the quarterly period beginning December 31, 2004, was 5.66%. The securities have a maturity date of July 31, 2033, and are subject to ranging call provisions beginning July 31, 2008.

              The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At December 31, 2004, all of the trust preferred securities qualified as Tier 1 capital.

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

              On June 1, 2004, the Company issued 1,478,317 additional shares necessary to effect a 3-for-2 common stock split in the form of a 50% stock dividend to shareholders of record on May 14, 2004. The earnings per common share for all periods prior to June 2004 have been restated to reflect the stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A.  CONTROLS AND PROCEDURES.

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Code of Ethics. The Company has adopted a Code of Ethics that applies to the President and Executive Vice President/Chief Financial Officer. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Richard I. Linhart, Secretary, James Monroe Bancorp, Inc., 3033 Wilson Boulevard 22201.

         The other information required by Item 10 is incorporated by reference from the material under the caption "Election of Directors" contained at pages 4 through 7, and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" at page 12, of the Company's definitive proxy statement for the annual meeting of shareholders to be held on April 28, 2005 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated by reference from the material under the caption "Executive Compensation," contained at pages 7 through 12 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by Item 12 is incorporated by reference from the material under the captions "Securities Ownership of Directors, Executive Officers and Five Percent Beneficial Owners" contained at Page 3 of the Proxy Statement, and included under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 5 hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is incorporated by reference from the material under the caption "Certain Relationships and Related Transactions" contained at page 10 of the Proxy Statement.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by Item 14 is incorporated by reference from the material under the caption "Independent Registered Public Accounting Firm" contained at page 13 of the Proxy Statement.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN THIS REPORT:

    Report of Independent Auditors

    Consolidated Balance Sheets at December 31, 2003 and 2004

    Consolidated Statements of Income for the years ended December 31, 2002, 2003 and 2004

    Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2003 and 2004

    Notes to the Consolidated Financial Statements

(B) EXHIBITS

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

                                              JAMES MONROE BANCORP, INC.

March 9, 2005                                 By:  /s/ John R. Maxwell
                                                   --------------------------
                                                   John R. Maxwell, President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                           TITLE                                         DATE
       ---------                           -----                                          ----

/s/ Dr. Terry L. Collins               Director                                      March 9, 2005
---------------------------------
Dr. Terry L. Collins

/s/ Norman P. Horn                     Director                                      March 9, 2005
---------------------------------
Norman P. Horn

/s/ Dr. David C. Karlgaard             Director                                      March 9, 2005
---------------------------------
Dr. David C. Karlgaard


/s/ Richard I. Linhart                 Director, Chief Operating Officer, Secretary  March 9, 2005
---------------------------------      (Principal Accounting and Financial Officer)
Richard I. Linhart

/s/ Richard C. Litman                  Director                                      March 9, 2005
---------------------------------
Richard C. Litman

/s/ John R. Maxwell                    President, Chief Executive Officer            March 9, 2005
---------------------------------      and Director (Principal Executive Officer)
John R. Maxwell

/s/ Dr. Alvin E. Nashman               Director                                      March 9, 2005
---------------------------------
Dr. Alvin E. Nashman

/s/ Thomas L. Patterson                Director                                      March 9, 2005
---------------------------------
Thomas L. Patterson

/s/ David W. Pijor                     Chairman of the Board of Directors            March 9, 2005
---------------------------------
David W. Pijor

/s/ Helen Newman Roche                 Director                                      March 9, 2005
---------------------------------
Helen  Newman Roche

/s/ Russell E. Sherman                 Director                                      March 9, 2005
---------------------------------
Russell E. Sherman