Form 10-Q
period 2005-03-31
MONROE JAMES BANCORP INC
filed 2005-05-16
CIK 1114868

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________________to ____________________

                        Commission file number 000-32641

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

                                  703-707-8855
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
         (Former Name, Former Address and Former Fiscal Year, If Changed
                               Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| .

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |_| No |X|.

The number of shares of the registrant's common stock, $1 par value, as of May 13, 2005 is 4,448,752.

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS


                                                                                     Page No.
                                                                                     --------
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at March 31, 2005,
                       December 31, 2004, and March 31, 2004                              3
                  Consolidated Statements of Income for the three months ended
                        March 31, 2005 and 2004                                           4
                  Consolidated Statements of Changes in Stockholders'
                       Equity for the three months ended March 31, 2005 and 2004          5
                  Consolidated Statements of Cash Flows for the three months
                       ended March 31, 2005 and 2004                                      6
                  Notes to Interim Consolidated Financial Statements                      7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk             28

         Item 4.  Controls and Procedures                                                28

Part II. Other Information

         Item 1.  Legal Proceedings                                                      29

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            29

         Item 3.  Defaults Upon Senior Securities                                        29

         Item 4.  Submission of Matters to a Vote of Security Holders                    29

         Item 5.  Other Information                                                      29

         Item 6.  Exhibits                                                               29


                          PART I. Financial Information

Item 1. Financial Statements

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             March 31, 2005, December 31, 2004, and March 31, 2004
                    (Dollars in thousands, except share data)

                                                                         (Unaudited)      (Audited)      (Unaudited)
                                                                           MARCH 31,     DECEMBER 31,     MARCH 31,
                                                                             2005           2004            2004
                                                                          ---------       ---------       ---------
ASSETS
  Cash and due from banks                                                 $  20,569       $   9,286       $  15,845
  Interest bearing deposits in banks                                            554           2,442               -
  Federal funds sold                                                          2,040          35,754          16,365
  Securities available for sale, at fair value                              142,279         146,795         110,158
  Loans held for sale                                                         3,224           2,987             590
  Loans, net of allowance for loan losses of
    $3,223 at March 31, 2005, $2,790 at December 31,
    2004, $2,111 at March 31, 2004                                          288,377         247,206         187,203
  Bank premises and equipment, net                                            2,421           2,438           1,613
  Accrued interest receivable                                                 2,454           1,977           1,536
  Other assets                                                                2,709           1,885           1,073
                                                                          ---------       ---------       ---------

TOTAL ASSETS                                                              $ 464,627       $ 450,770       $ 334,383
                                                                          =========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest bearing deposits                                          $ 108,502       $  91,857       $  91,350
    Interest bearing deposits                                               309,247         312,197         192,031
                                                                          ---------       ---------       ---------
  Total deposits                                                            417,749         404,054         283,381
  Federal funds purchased                                                         -               -           5,000
  Trust preferred capital notes                                               9,279           9,279           9,279
  Accrued interest payable and other liabilities                              1,346             536           1,105
                                                                          ---------       ---------       ---------
    Total liabilities                                                       428,374         413,869         298,765
                                                                          ---------       ---------       ---------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized
    10,000,000 shares; issued and outstanding,
    4,447,252 at March 31, 2005, 4,445,224 at December
    31, 2004, 4,435,331 at March 31, 2004                                     4,447           4,445           4,435
  Capital surplus                                                            24,360          24,325          24,163
  Retained earnings                                                           9,226           8,458           6,245
  Accumulated other comprehensive income (loss), net                         (1,780)           (327)            775
                                                                          ---------       ---------       ---------
    Total stockholders' equity                                               36,253          36,901          35,618
                                                                          ---------       ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 464,627       $ 450,770       $ 334,383
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

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                                 (Unaudited)
                                                          THREE MONTHS ENDED MARCH 31,
                                                        -------------------------------
                                                            2005              2004
                                                        --------------    -------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees                                     $4,228             $2,783
  Loans held for sale                                           25                  8
  Securities, taxable                                        1,470              1,023
  Federal funds sold                                            56                  9
  Other interest income                                          1                  -
                                                            ------             ------
    Total interest and dividend income                       5,780              3,823
                                                            ------             ------
INTEREST EXPENSE:
  Deposits                                                   1,605                831
  Federal funds purchased                                       15                 26
  Borrowed funds                                               136                105
                                                            ------             ------
    Total interest expense                                   1,756                962
                                                            ------             ------
    Net interest income                                      4,024              2,861

PROVISION FOR LOAN LOSSES                                      434                299
                                                            ------             ------
    Net interest income after provision for loan
      losses                                                 3,590              2,562
                                                            ------             ------
NONINTEREST INCOME:
  Service charges and fees                                      75                 84
  Gain on sale of securities                                     8                 40
  Gain on sale of loans                                        162                 63
  Other                                                         87                 94
                                                            ------             ------
    Total noninterest income                                   332                281
                                                            ------             ------
NONINTEREST EXPENSES:
  Salaries and wages                                         1,347                844
  Employee benefits                                            264                179
  Occupancy expenses                                           307                165
  Equipment expenses                                           167                 74
  Other operating expenses                                     668                435
                                                            ------             ------
    Total noninterest expenses                               2,753              1,697
                                                            ------             ------
    Income before income taxes                               1,169              1,146

PROVISION FOR INCOME TAXES                                     401                392
                                                            ------             ------
    Net income                                              $  768             $  754
                                                            ======             ======

EARNINGS PER SHARE, basic                                   $ 0.17             $ 0.17

EARNINGS PER SHARE, diluted                                 $ 0.16             $ 0.16


The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Three Months Ended March 31, 2005, and 2004
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                   ACCUMULATED
                                                                                      OTHER
                                                                                  COMPREHENSIVE                            TOTAL
                                              COMMON      CAPITAL       RETAINED      INCOME        COMPREHENSIVE      STOCKHOLDERS'
                                              STOCK       SURPLUS       EARNINGS      (LOSS)        INCOME (LOSS)         EQUITY
                                             --------     --------      --------  -------------     -------------    -------------
BALANCE JANUARY 1, 2004                      $  2,944     $ 25,425      $  5,491     $     31                            $ 33,891
Comprehensive income:
  Net income                                                                 754                     $    754                 754
  Net change in unrealized gain
    on available for sale
    securities, net of deferred taxes
    of $383                                                                               744             744                 744
                                                                                                     --------
  Total comprehensive income                                                                         $  1,498
                                                                                                     ========
  Issuance of common stock                          2           59                                                             61
  Effect of stock split                         1,478       (1,478)                                                             -
  Exercise of stock options                        11          157                                                            168
                                             --------     --------      --------     --------                            --------
 BALANCE, MARCH 31, 2004                     $  4,435     $ 24,163      $  6,245     $    775                            $ 35,618
                                             ========     ========      ========     ========                            ========

BALANCE JANUARY 1, 2005                      $  4,445     $ 24,325      $  8,458     $   (327)                           $ 36,901
Comprehensive income:
  Net income                                                                 768                     $    768                 768
  Net change in unrealized (loss)
    on available for sale
    securities, net of deferred taxes
    of $749                                                                            (1,453)         (1,453)             (1,453)
                                                                                                     --------
  Total comprehensive loss                                                                           $   (685)
                                                                                                     ========
  Issuance of common stock                          2           35                                                             37
                                             --------     --------      --------     --------                            --------
BALANCE, MARCH 31, 2005                      $  4,447     $ 24,360      $  9,226     $ (1,780)                           $ 36,253
                                             ========     ========      ========     ========                            ========


The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2005, and 2004
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------
                                                                                  2005               2004
                                                                                --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    768          $    754
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                                      146                65
  Provision for loan losses                                                          434               299
  Amortization of bond premium                                                        79                33
  Accretion of bond discount                                                         (82)               (2)
  Realized (gain) on sales of securities available for sale                           (8)              (40)
  Realized (gain) on sales of loans held-for-sale                                   (162)              (63)
  Origination of loans held-for-sale                                             (11,201)           (3,288)
  Proceeds from sales of loans held-for-sale                                      11,126             3,322
  Deferred income tax (benefit)                                                     (115)             (118)
  (Increase) in accrued interest receivable                                         (477)             (200)
  Decrease in other assets                                                            40               362
  Increase in accrued interest payable and other liabilities                         810               347
                                                                                --------          --------
    Net cash provided by operating activities                                      1,358             1,471
                                                                                --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                      (2,158)           (6,324)
  Proceeds from calls and maturities of securities available for sale              3,665             5,825
  Proceeds from sales of securities available for sale                               818            13,422
  Purchases of premises and equipment                                               (129)             (290)
  Decrease in interest bearing cash balances                                       1,888                 -
  (Increase) decrease in Federal funds sold                                       33,714           (16,365)
  Net (increase) in loans                                                        (41,605)          (20,410)
                                                                                --------          --------
   Net cash (used in) investing activities                                        (3,807)          (24,142)
                                                                                --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, savings deposits
    and money market accounts                                                      5,376            29,937
  Net increase (decrease) in time deposits                                         8,319            (1,672)
  Net (decrease) in Federal funds purchased                                            -            (1,886)
  Proceeds from issuance of common stock                                              37               229
                                                                                --------          --------
   Net cash provided by financing activities                                      13,732            26,608
                                                                                --------          --------

Increase in cash and due from banks                                             $ 11,283          $  3,937
CASH AND DUE FROM BANKS
  Beginning                                                                     $  9,286          $ 11,908
                                                                                --------          --------
  Ending                                                                        $ 20,569          $ 15,845
                                                                                ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid on deposits and borrowed funds                                  $  1,664          $    939
                                                                                ========          ========
  Income taxes paid                                                             $    385          $    279
                                                                                ========          ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   unrealized gain (loss) on securities available for sale                      $ (2,202)         $  1,127
                                                                                ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

                   JAMES MONROE BANCORP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole operating subsidiary. James Monroe Bank commenced banking operations on June 8, 1998. As of March 31, 2005 the Company operated the main office in Arlington, Virginia, one branch in Annandale, Virginia, one branch and a drive-up facility in Leesburg, Virginia, one branch in Fairfax City, Virginia, one branch in Chantilly, Virginia, and one branch in Manassas, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004.

Stock Compensation Plans. At March 31, 2005, the Company had three stock based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation. The per share calculations have been restated to reflect the 3-for-2 stock split discussed in Note 7 and all preceding stock splits.

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       --------------------
                                                        2005           2004
                                                       ------       -------
(Dollars in thousands, except per share data)

Net income, as reported                                $ 768         $ 754
Additional expense had the company adopted
SFAS No. 123                                            (112)         (336)
                                                       -----         -----
Pro forma net income                                   $ 656         $ 418
                                                       =====         =====
Earnings per share:
     Basic- as reported                                $0.17         $0.17
                                                       =====         =====
     Basic- pro forma                                  $0.15         $0.09
                                                       =====         =====
     Diluted- as reported                              $0.16         $0.16
                                                       =====         =====
     Diluted- pro forma                                $0.14         $0.09
                                                       =====         =====

NOTE 2. EARNINGS PER SHARE

The following table discloses the calculation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004. The average shares outstanding and per share calculations have been restated to reflect the 3-for-2 stock split discussed in Note 7 and all preceding stock splits.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                          2005           2004
                                                       ----------     ----------
(Dollars in thousands, except per share data)

Net Income                                             $      768     $      754
                                                       ==========     ==========

Weighted average shares outstanding--basic              4,445,269      4,429,442
Common share equivalents for stock options                247,772        233,298
                                                       ----------     ----------
Weighted average shares outstanding--diluted            4,693,041      4,662,740
                                                       ==========     ==========

Earnings per share-basic                               $     0.17     $     0.17
                                                       ==========     ==========
Earnings per share-diluted                             $     0.16     $     0.16
                                                       ==========     ==========

NOTE 3. SECURITIES AVAILABLE FOR SALE

Securities available for sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in stockholders' equity as a component of "accumulated other comprehensive income (loss)." Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain (loss) on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available for sale at March 31, 2005, December 31, 2004, and March 31, 2004, are summarized in the tables that follow. The Company classifies all securities as available for sale.


                                                                      MARCH 31, 2005
                                           ---------------------------------------------------------------
                                                                GROSS            GROSS
                                             AMORTIZED        UNREALIZED       UNREALIZED          MARKET
 (Dollars in thousands)                        COST             GAINS            LOSSES            VALUE
                                           -------------     ------------    -------------       ---------
U.S. Government and federal agency            $119,618         $      -         $ (2,133)         $117,485
Mortgage-backed securities                      21,501               54             (433)           21,122
Corporate notes                                  2,162                5             (191)            1,976
Restricted stock                                 1,696                -                -             1,696
                                              --------         --------         --------          --------
  Total                                       $144,977         $     59         $ (2,757)         $142,279
                                              ========         ========         ========          ========


                                                                   DECEMBER 31, 2004
                                           ---------------------------------------------------------------
                                                                GROSS            GROSS
                                             AMORTIZED        UNREALIZED       UNREALIZED          MARKET
 (Dollars in thousands)                        COST             GAINS            LOSSES            VALUE
                                           -------------     ------------    -------------       ---------
U.S. Government and federal agency            $121,594         $    229         $   (686)         $121,137
Mortgage-backed securities                      22,208              172             (208)           22,172
Corporate notes                                  2,151               26              (29)            2,148
Restricted stock                                 1,338                -                -             1,338
                                              --------         --------         --------          --------
  Total                                       $147,291         $    427         $   (923)         $146,795
                                              ========         ========         ========          ========


                                                                      MARCH 31, 2004
                                           ---------------------------------------------------------------
                                                                GROSS            GROSS
                                             AMORTIZED        UNREALIZED       UNREALIZED          MARKET
 (Dollars in thousands)                        COST             GAINS            LOSSES            VALUE
                                           -------------     ------------    -------------       ---------
U.S. Government and federal agency            $ 80,016         $    828         $   (105)         $ 80,739
Mortgage-backed securities                      21,544              181              (60)           21,665
Corporate notes                                  6,280              331                -             6,611
Restricted stock                                 1,143                -                -             1,143
                                              --------         --------         --------          --------
  Total                                       $108,983         $  1,340         $   (165)         $110,158
                                              ========         ========         ========          ========

Information pertaining to securities with gross unrealized losses at March 31, 2005 and December 31, 2004, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:


                                                    MARCH 31, 2005
                             ------------------------------------------------------------
                                 LESS THAN 12 MONTHS               12 MONTHS OR MORE
                             --------------------------      ----------------------------
                                             UNREALIZED                       UNREALIZED
(Dollars in thousands)       FAIR VALUE        (LOSS)        FAIR VALUE         (LOSS)
                             ----------     ------------     -----------      -----------
U.S. Government and
   federal agency             $105,483        $ (1,590)        $ 12,002        $   (543)
Mortgage backed                  9,912            (241)           8,698            (192)
Corporate notes                  1,671            (191)               -               -
                              --------        --------         --------        --------
   Total                      $117,066        $ (2,022)        $ 20,700        $   (735)
                              ========        ========         ========        ========


                                                  DECEMBER 31, 2004
                             ------------------------------------------------------------
                                 LESS THAN 12 MONTHS               12 MONTHS OR MORE
                             --------------------------      ----------------------------
                                             UNREALIZED                       UNREALIZED
(Dollars in thousands)       FAIR VALUE        (LOSS)        FAIR VALUE         (LOSS)
                             ----------     ------------     -----------      -----------
U.S. Government and
   federal agency             $ 53,745        $   (336)        $ 11,192        $   (350)
Mortgage backed                  7,505            (109)           3,556             (99)
Corporate notes                  1,020             (29)               -               -
                              --------        --------         --------        --------
   Total                      $ 62,270        $   (474)        $ 14,748        $   (449)
                              ========        ========         ========        ========


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

The bonds in an unrealized loss position at March 31, 2005 and December 31, 2004 were temporarily impaired due to the current interest rate environment and not increased credit risk. All securities owned by the Company are payable at par at maturity. Of the securities temporarily impaired at March 31, 2005, 17 are U.S. Government agency issued bonds (Government National Mortgage Association and the Federal Home Loan Bank) rated AAA by Standard and Poor's, 25 are government sponsored enterprise issued bonds (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor's, and one is a corporate bond rated BBB by Standard and Poor's. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4. LOANS

Major classifications of loans at March 31, 2005, December 31, 2004, and March 31, 2004 are summarized in the following table.


                                                               MARCH 31,        DECEMBER 31,        MARCH 31,
(Dollars in thousands)                                           2005              2004               2004
                                                              ---------         ------------        ---------
Construction loans                                            $  36,211          $  35,166          $  20,751
Commercial loans                                                 42,602             32,782             31,374
Commercial real estate loans                                    197,331            167,696            123,895
Real estate-1-4 family residential                                1,391              1,559              1,445
Home equity loans                                                 5,866              5,400              3,677
Consumer loans                                                    7,986              7,290              7,986
Deposit overdrafts                                                  213                103                186
                                                              ---------          ---------          ---------
   Total loans                                                  291,600            249,996            189,314
Less allowance for loan losses                                   (3,223)            (2,790)            (2,111)
                                                              ---------          ---------          ---------
   Net loans                                                  $ 288,377          $ 247,206          $ 187,203
                                                              =========          =========          =========


Changes in the allowance for loan losses are as follows:


                                                              THREE MONTHS                     THREE MONTHS
                                                                 ENDED         YEAR ENDED          ENDED
                                                                MARCH 31,      DECEMBER 31,       MARCH 31,
(Dollars in thousands)                                            2005             2004             2004
                                                                --------         -------          -------
Beginning balance                                               $ 2,790          $ 1,955          $ 1,955
Loan charge-offs:
   Commercial                                                         -             (135)            (135)
   Consumer                                                          (1)             (21)              (9)
                                                                -------          -------          -------
     Total charge-offs                                               (1)            (156)            (144)
Recoveries of loans previously charged-off:
   Commercial                                                         -                -                -
   Consumer                                                           -                1                1
                                                                -------          -------          -------
     Total recoveries                                                 -                1                1
                                                                -------          -------          -------
     Net charge-offs                                                 (1)            (155)            (143)
                                                                -------          -------          -------
Provision for loan losses                                           434              990              299
                                                                -------          -------          -------
Ending balance                                                  $ 3,223          $ 2,790          $ 2,111
                                                                =======          =======          =======

         The following table presents the amounts of nonperforming assets at the dates indicated.


                                                    MARCH 31,      DECEMBER 31,    MARCH 31,
(Dollars in thousands)                                2005            2004           2004
                                                     ------          -------        ------
Nonaccrual loans
   Commercial                                         $293            $349            $343
   Consumer                                              -               -               -
                                                      ----            ----            ----
     Total nonaccrual loans                            293             349             343
Loans past-due 90-days or more
   Commercial                                            5               -               7
   Consumer                                             17               -               -
                                                      ----            ----            ----
     Total loans past-due 90-days or more               22               -               7
Restructured loans                                       -               -               -
                                                      ----            ----            ----
     Total nonperforming assets                       $315            $349            $350
                                                      ====            ====            ====


NOTE 5. DEPOSITS

Interest bearing deposits consist of the following:


                                                    MARCH 31,       DECEMBER 31,      MARCH 31,
(Dollars in thousands)                                2005             2004             2004
                                                    --------         --------         --------
NOW accounts                                        $ 15,143         $ 14,389         $ 11,147
Savings accounts                                       5,162            4,361            2,448
Money market accounts                                207,491          220,315          131,595
Certificates of deposit under $100,000                12,533           12,210           13,194
Certificates of deposit $100,000 and over             67,323           59,310           32,226
Individual retirement accounts                         1,595            1,612            1,421
                                                    --------         --------         --------
   Total interest bearing deposits                  $309,247         $312,197         $192,031
                                                    ========         ========         ========


NOTE 6. TRUST PREFERRED CAPITAL SECURITIES

On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust I's outstanding common securities. On March 26, 2002, $5 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities bear interest at a rate equal to the three month LIBOR plus 360 basis points, subject to a cap of 11% which is set and payable on a quarterly basis. During 2004, the interest rates ranged from 4.71% to 5.55%. The rate for the quarterly period beginning December 26, 2004 was 6.15%. The rate for the quarterly period beginning March 26, 2005 is 6.69%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

On July 16, 2003, James Monroe Statutory Trust II, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust II's outstanding common securities. On July 31, 2003, $4 million of the trust preferred securities were issued in a private placement transaction. The securities bear interest at a rate equal to the three month LIBOR plus 310 basis points, subject to a cap of 12% which is set and payable on a quarterly basis. During 2004, the interest rates ranged from 4.20% to 5.08%. The rate for the quarterly period beginning December 31, 2004 was 5.66%. The rate for the quarterly period beginning March 31, 2005 is 6.19%. The securities have a maturity date of July 31, 2033, and are subject to ranging call provisions beginning July 31, 2008.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At March 31, 2005, all of the trust preferred securities qualified as Tier 1 capital.

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

NOTE 7. COMMON STOCK SPLIT

On June 1, 2004 the Company issued 1,478,317 additional shares necessary to effect a 3-for-2 common stock split in the form of a 50% stock dividend to shareholders of record on May 14, 2004. The earnings per common share for all periods prior to June 2004 have been restated to reflect the stock split.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), "Share-Based Payment," (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation's results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation's results of operations at the present time.

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

INTRODUCTION

         This Management's Discussion and Analysis reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ended March 31, 2005 and 2004. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

         There were no changes to the Company's critical accounting policies in the first quarter of 2005. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2004 ARE:

         o  Assets grew $13.9 million (3%).

         o  Loans grew $41.6 million (17%).

         o  Deposits grew $13.7 million (3%).

         o Net interest margin was 3.82% for the first three months of 2005 compared to 3.72% for the full year 2004 and 3.91% during the first three months of 2004.

         o Asset quality remained strong as nonperforming assets decreased $34,000 to $315,000. The allowance for loan losses totaled 1.11% of total loans outstanding at March 31, 2005.

         o The Company ended the quarter with adequate capital to support further growth.

         o Initiatives undertaken during 2004 including the Company's expansion into the Chantilly and Manassas markets, and the opening of a new operations center, were growth oriented initiatives taken after additional capital was raised in the fourth quarter of 2003. While these pro-active initiatives have increased operating expenses, as evidenced by the rise in the Bank's efficiency ratio to 63% for the first quarter of 2005, the Company's focus remains on a long term strategy of expanding our franchise throughout the Northern Virginia market.

FINANCIAL OVERVIEW

         The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2004.

BALANCE SHEET

         March 31, 2005 vs. December 31, 2004 and March 31, 2004. Total assets increased to $464.6 million at March 31, 2005, an increase of $13.9 million from December 31, 2004, and an increase of $130.2 million from March 31, 2004. The increase in assets since March 31, 2004 resulted from the Company's emphasis on deposit generation. Since March 31, 2004, deposits increased $134.4 million, with noninterest bearing deposits increasing $17.2 million, and interest bearing deposits increasing $117.2 million. With the growth in deposits, the Company was able to fund $102.3 million net increase in loans. Securities increased $32.1 million and overnight investments decreased $14.3 million. Net loans increased $41.6 million from December 31, 2004 funded in part by deposit growth of $13.7 million and a decrease in overnight investments of $33.7 million.

RESULTS OF OPERATIONS

         First Quarter 2005 vs. First Quarter 2004. For the three months ended March 31, 2005, the Company had net income of $768,000, or $.16 per diluted share, compared to $754,000 or $.16 per diluted share, for the comparable period of 2004. Annualized return on average assets was .70% for the three months ended March 31, 2005, compared to .98% for the same three month period in 2004. Return on average equity was 8.36% for the three months ended March 31, 2005, compared with 8.70% for the same three month period in 2004.

         During the first quarter of 2005, the Company continued to focus on managing its net interest margin, especially in light of the low, but rising, interest rate environment. Beginning in 2001 through June 2003, the Federal Reserve reduced the federal funds target rate an aggregate of 550 basis points. These dramatic reductions over a relatively short period continued to impact the loan and investment portfolios in 2003 and 2004, as loans repriced on a delayed basis or renewed at lower interest rates, and as investment securities matured or were called, and were reinvested at lower rates. This was partially offset by continued repricing upon renewal of certificates of deposit. While the Federal Reserve began to reverse the rate reductions, through a series of seven increases aggregating 175 basis points, beginning on June 30, 2004 through March 22, 2005, the rate reductions and continuing low rate environment have caused a reduction in the net interest margin throughout the period, from 5.09% in 2000 to 4.56% in 2001 to 3.90% in 2002 to 3.73% in 2003 to 3.72% in 2004. Despite
these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severely declining and low rate environment. As the rate increases have begun to impact the Company, the net interest margin improved in the first quarter of 2005 compared to the fourth quarter of 2004, increasing to 3.82%. The Company expects that continued increases in the federal funds target rate will further contribute to increased margin as earning assets reprice, while repricing of deposits lags. However, as discussed further under "Liquidity and Interest Rate Sensitivity Management," as a result of competitive factors, market conditions, customer preferences and other factors, the Company may not be able to benefit from further increases in market interest rates.

         Although the Company has continued to grow in asset size since its inception in 1998 it has been able to control its operating efficiency. Within the past year the Company expanded into the Chantilly and Manassas markets and opened a new operations center. These are growth oriented initiatives taken after additional capital was raised in the fourth quarter of 2003. While these pro-active initiatives have increased operating expenses, as evidenced by the rise in the bank's efficiency ratio to 63% for the first quarter of 2005, the Company's focus remains on a long term strategy of expanding our franchise throughout the Northern Virginia market. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, which includes securities gains or losses and gains or losses on the sale of mortgage loans. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

QUARTERLY RESULTS OF OPERATIONS


                                                2005                                       2004
                                             ----------    ----------------------------------------------------
(Dollars in thousands except share data)       First         Fourth        Third         Second        First
                                             ----------    ----------    ----------    ----------    ----------
RESULTS OF OPERATIONS:
Net interest income                          $    4,024    $    3,701    $    3,189    $    2,878    $    2,861
Provision for loan losses                           434           224           273           194           299
Other income                                        332           354           232           309           281
Noninterest expense                               2,753         2,574         2,075         1,941         1,697
Income before taxes                               1,169         1,257         1,072         1,052         1,146
Net income                                          768           825           705           686           754

PER SHARE DATA:
Earnings per share, basic (1)                $     0.17    $     0.19    $     0.16    $     0.15    $     0.17
Earnings per share, diluted (1)              $     0.16    $     0.18    $     0.15    $     0.15    $     0.16
Weighted average shares (1)
          outstanding - basic                 4,445,269     4,440,940     4,437,527     4,435,638     4,429,442
                      - diluted               4,693,041     4,683,093     4,678,247     4,676,515     4,662,740

AT PERIOD END
Loans                                        $  291,600    $  249,996    $  230,104    $  204,625    $  189,314
Earning assets                                  439,697       437,974       398,649       331,879       316,427
Total assets                                    464,627       450,770       416,434       358,469       334,104
Deposits                                        417,749       404,054       370,619       314,221       283,381
Stockholders' equity                             36,253        36,901        36,172        34,545        35,581

Book value per share (1)                     $     8.15    $     8.30    $     8.15    $     7.79    $     8.02
Shares outstanding (1)                        4,447,252     4,445,224     4,437,869     4,437,369     4,435,331

PERFORMANCE RATIOS:
Return on average assets                           0.70%         0.76%         0.76%         0.84%         0.98%
Return on average equity                           8.36%         8.93%         7.89%         7.85%         8.70%
Net interest margin                                3.82%         3.58%         3.67%         3.81%         3.91%
Efficiency ratio (2)                              63.20%        63.48%        62.07%        60.90%        54.01%

OTHER RATIOS:
Allowance for loan losses to total
loans                                              1.11%         1.12%         1.12%         1.13%         1.12%
Equity to assets                                   7.80%         8.19%         8.69%         9.64%        10.66%
Nonperforming loans to total loans                 0.11%         0.14%         0.17%         0.18%         0.18%
Net charge-offs to total loans                     0.00%         0.00%         0.00%         0.00%         0.08%
Risk adjusted capital ratios:
          Leverage ratio                          10.5%         10.7%         12.3%         13.6%         14.2%
          Tier 1                                  14.7%         16.2%         17.4%         19.4%         20.4%
          Total                                   15.8%         17.1%         18.3%         20.4%         21.4%


(1) Information has been adjusted to reflect the 3-for-2 stock split paid on June 1, 2004.

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

         Table 1 provides certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest earning assets and interest expense of interest bearing liabilities for the quarters ended March 31, 2005 and 2004 and the average yields earned and rates paid during those periods. These yields and costs are derived by dividing income or expense by the average daily balance of the related asset or liability for the periods presented. The Company did not have any tax exempt income during any of the periods presented in Table 1. Nonaccrual loans have been included in the average balances of loans receivable.

         First Quarter 2005 vs. First Quarter 2004. For the quarter ended March 31, 2005, net interest income increased $1.2 million, or 41%, to $4.0 million from $2.9 million earned during the same period in 2004. This was primarily a result of the increase in the volume of earning assets, and partially offset by increases in rates on interest bearing liabilities which exceeded the increase in rates on interest earning assets. During the quarter ended March 31, 2005, total average earning assets increased by $132.2 million, or 45%, from the same period of 2004. Average loans outstanding grew by $91.7 million, or 52%, during the first quarter of 2005 compared to the same quarter in 2004, and at the same time, the yield on such loans increased by 6 basis points. Average securities increased $30.9 million, or 27%, during the first quarter of 2005 compared to the same period in 2004 and the yield on the securities portfolio increased by 50 basis points. Additional securities were purchased from the liquidity generated throughout the past year and invested in securities at yields greater than federal funds, but less than yields generated by loans. Federal funds sold increased by $8.2 million over the same period last year and the yield on these funds increased by 61 basis points.

         During the first quarter of 2005, average interest bearing liabilities increased $112.0 million, or 55% from the same period of 2004. Interest bearing deposits increased $117.2 million and borrowings, which includes Federal funds purchased and trust preferred capital notes, decreased $5.2 million. Interest expense paid on these liabilities during the first quarter of 2005 was $1.8 million compared with $962,000 for the same period of 2004.

         The yield on earning assets increased 27 basis points to 5.49% for the quarter ending March 31, 2005 from 5.22% during the same period in 2004 reflecting the overall rise in interest rates from the first quarter of 2004 to the same period this year. The overall yield on loans increased slightly by 6 basis points while the yield on the securities portfolio increased 50 basis points and the yield on overnight investments increased 61 basis points. The cost of funds rose 36 basis points to 2.25% for the quarter ending March 31, 2005 from 1.89% during the same period in 2004.

         The resulting effect of the changes in interest rates between the quarters ended March 31, 2005 and 2004, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a relatively stable net interest margin of 3.82% in 2005 versus 3.91% in 2004. Management believes this stability is indicative of the Company's interest rate risk management process.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                                THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                                  MARCH 31, 2005                           MARCH 31, 2004
                                                   ----------------------------------------     -----------------------------------
                                                    AVERAGE                         YIELD/       AVERAGE                     YIELD/
(Dollars in thousands)                              BALANCE        INTEREST         RATE         BALANCE      INTEREST       RATE
                                                   ----------      ---------     ----------     ---------     ---------     -------
ASSETS
Loans:
  Commercial                                        $  71,318      $   1,117           6.35%    $  47,033     $     659      5.64%
  Commercial real estate                              179,262          2,838           6.42%      117,290         1,938      6.65%
  Consumer                                             18,477            273           5.99%       13,027           186      5.74%
                                                    ---------      ---------                    ---------     ---------
    Total loans                                       269,057          4,228           6.37%      177,350         2,783      6.31%
Mortgage loans held for sale                            1,914             25           5.30%          576             8      5.59%
Taxable securities                                    145,331          1,471           4.10%      114,394         1,023      3.60%
Federal funds sold and cash equivalents                10,536             56           2.16%        2,334             9      1.55%
                                                    ---------      ---------                    ---------     ---------    ------
    Total earning assets                              426,838          5,780           5.49%      294,654         3,823      5.22%
                                                    ---------      ---------                    ---------     ---------    ------
Less: allowance for loan losses                        (2,966)                                     (2,014)
Cash and due from banks                                15,255                                      12,916
Premises and equipment, net                             2,459                                       1,484
Other assets                                            4,293                                       2,362
                                                    ---------                                   ---------
    TOTAL ASSETS                                    $ 445,879                                   $ 309,402
                                                    =========                                   =========
LIABILITIES AND
  STOCKHOLDERS'  EQUITY
Interest bearing deposits:
  Interest bearing demand deposits                  $  13,868      $      32           0.94%    $  11,708     $      19      0.65%
  Money market deposit accounts                       213,966          1,085           2.06%      126,366           535      1.70%
  Savings accounts                                      4,506             15           1.35%        2,759             8      1.17%
  Time deposits                                        73,232            473           2.62%       47,538           269      2.28%
                                                    ---------      ---------                    ---------     ---------
    Total interest bearing deposits                   305,572          1,605           2.13%      188,371           831      1.77%
Borrowings:
  Trust preferred capital notes                         9,279            136           5.94%        9,000           105      4.71%
  Other borrowed funds                                  2,160             15           2.82%        7,686            26      1.34%
                                                    ---------      ---------                    ---------     ---------
    Total borrowings                                   11,439            151           5.35%       16,686           131      3.16%
                                                    ---------      ---------                    ---------     ---------
     Total interest bearing liabilities               317,011          1,756           2.25%      205,057           962      1.89%
                                                    ---------      ---------                    ---------     ---------

Net interest income and net yield
  on interest earning assets                                       $   4,024           3.82%                  $   2,861      3.91%
                                                                   =========                                  =========
Noninterest-bearing demand deposits                    90,527                                      68,432
Other liabilities                                       1,055                                       1,039
Stockholders' equity                                   37,286                                      34,874
                                                    ---------                                   ---------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUTIY                          $ 445,879                                   $ 309,402
                                                    =========                                   =========


         Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change due to changes in the volume of average earning assets and interest bearing liabilities, and the changes due to changes in interest rates. As the table shows, the increase in net interest income of $1.2 million for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004, is due to the growth in the volume of earning assets and interest bearing liabilities. While the slight rise in interest rates has, to date, had minimal impact on interest income, it has had a greater impact on interest expense. Management has controlled its exposure to changes in interest rates such that dramatic declines in rates from 2001 through 2003 and the continued low interest rate environment has resulted in a modest $126,000 decline of net interest income during the first quarter of 2005 compared to the same quarter last year, whereas the growth in earning assets and deposits resulted in an increase of $1.3 million to net interest income. Interest income increased $2.0 million during the first quarter of 2005 compared to the first quarter of 2004 as higher yielding loans grew at a faster pace than lower yielding securities and overnight investments resulting in a $1.8 million increase in interest income attributable to asset growth while changes in rates resulted in growth of interest income of $181,000. Interest expense during these comparable quarters increased $794,000 or 83%, from $962,000 in interest expense in 2004 to $1.8 million in interest expense in 2005. The overall cost of interest bearing liabilities increased 36 basis points from 1.89% in 2004 to 2.25% in 2005.

TABLE 2


                                                     THREE MONTHS ENDED MARCH 31
                                                           2005 VS. 2004
                                                ------------------------------------
                                                                  DUE TO CHANGE
                                                 INCREASE          IN AVERAGE
                                                    OR        ----------------------
(Dollars in thousands)                          (DECREASE)     VOLUME         RATE
                                                ----------     ------        -------
EARNING ASSETS:
  Loans                                           $ 1,445      $ 1,447       $    (2)
  Mortgage loans                                       17           19            (2)
  Taxable securities                                  448          278           170
  Federal funds sold and cash equivalents              47           32            15
                                                  -------      -------       -------
    Total interest income                           1,957        1,776           181

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits                     13            4             9
  Money market deposit accounts                       550          373           177
  Savings deposits                                      7            5             2
  Time deposits                                       204          146            58
  Borrowed funds                                       20          (41)           61
                                                  -------      -------       -------
    Total interest expense                            794          486           308
                                                  -------      -------       -------
      Net interest income                         $ 1,163      $ 1,289       $  (126)
                                                  =======      =======       =======


PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A potential loss factor is applied to these loans which considers the historical charge off history of the Company and its peer group, trends in delinquencies and loan grading, current economic conditions, and factors that include the composition of the Company's loan portfolio. At March 31, 2005, the Company had a $173,000 impaired loan on nonaccrual status and an additional $142,000 in loans on nonaccrual status or past due 90 days or more and still accruing. See
Note 4 to the unaudited consolidated financial statements for additional information regarding the Company's asset quality and allowance for loan losses. While the dollar volume of total nonperforming loans at March 31, 2005 is approximately the same as the volume of such loans at March 31, 2004 and December 31, 2004, the percentage of total loans represented by such nonperforming loans has declined significantly from 0.18% at March 31, 2004 to 0.14% at December 31, 2004 to 0.11% at March 31, 2005.

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


                                                MARCH 31, 2005           DECEMBER 31, 2004         MARCH 31, 2004
                                            -----------------------   -----------------------   -----------------------
                                                           PERCENT                   PERCENT                   PERCENT
                                                             OF                        OF                        OF
                                                            TOTAL                     TOTAL                     TOTAL
(Dollars in thousands)                        AMOUNT        LOANS       AMOUNT        LOANS       AMOUNT        LOANS
                                            ----------    ---------   ----------    ---------   ----------    ---------
Construction loans                            $  312        12.4%       $  299        14.1%       $   49        11.0%
Commercial loans                                 725        14.6%          553        13.1%        1,359        16.6%
Commercial real estate loans                   2,073        67.7%        1,868        67.0%          635        65.4%
Real estate 1-4 family residential                16         0.5%           20         0.6%           19         0.8%
Home equity loans                                 15         2.0%           17         2.2%           14         1.9%
Consumer loans                                    82         2.8%           33         3.0%           35         4.3%
                                              ------       -----        ------       -----        ------       -----
   Balance end of the period                  $3,223         100%       $2,790         100%       $2,111         100%
                                              ======       =====        ======       =====        ======       =====


LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 2005, total loans were $291.6 million, a 54% increase from the $189.3 million in loans outstanding at March 31, 2004. Total loans at March 31, 2005 represented a 17% increase from the $250.0 million of loans at December 31, 2004. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is largely confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Virtually all of the Company's commercial real estate mortgage and development loans, which account for approximately 68% of our total loans at March 31, 2005, relate to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. While the region has experienced some decline in economic activity during 2002 and 2003, the local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect to properties occupied or managed by the owner.

         The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 4, 29% of the Company's loans are fixed rate loans and 94% of the Company's loans reprice or have a maturity date that falls within five years.

         Consumer loans consist primarily of secured installment credits to individuals. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 5.1% of the loan portfolio at March 31, 2005, as compared to 7.0% at March 31, 2004 and 5.8% at December 31, 2004.

TABLE 4

         Table 4 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at March 31, 2005. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.


                                                              MARCH 31, 2005
                                              --------------------------------------------
                                                         AFTER ONE
                                               WITHIN  YEAR THROUGH   AFTER FIVE
(Dollars in thousands)                        ONE YEAR   FIVE YEARS      YEARS     TOTAL
                                              --------  ------------  ----------  --------
Construction loans                            $ 31,754    $  1,831    $  2,626    $ 36,211
Commercial loans                                35,867       6,671          64      42,602
Commercial real estate loans                    89,890      91,487      15,954     197,331
Real estate 1-4 family residential                 107         996         288       1,391
Home equity loans                                5,866           -           -       5,866
Consumer loans                                   6,248       1,738           -       7,986
Deposit overdrafts                                 213           -           -         213
                                              --------    --------    --------    --------
   Total loans                                $169,945    $102,723    $ 18,932    $291,600
                                              ========    ========    ========    ========


                                                         AFTER ONE
                                               WITHIN  YEAR THROUGH   AFTER FIVE
(Dollars in thousands)                        ONE YEAR   FIVE YEARS      YEARS     TOTAL
                                              --------  ------------  ----------  --------
Fixed rate                                    $ 33,894    $ 43,036    $  8,494    $ 85,424
Variable/Adjustable rate                       136,051      59,687      10,438     206,176
                                              --------    --------    --------    --------
   Total loans                                $169,945    $102,723    $ 18,932    $291,600
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

         The following table provides information regarding the composition of our investment portfolio at the dates indicated.

TABLE 5


                                                         AT MARCH 31, 2005          AT MARCH 31, 2004
                                                        ---------------------     ----------------------
(Dollars in thousands)                                               PERCENT                   PERCENT
                                                                       OF                        OF
                                                        BALANCE     PORTFOLIO     BALANCE     PORTFOLIO
                                                        --------    ---------     --------    ----------
Available for sale (at market value):
     U.S. Agency                                        $117,485       82.6%      $ 80,739       73.4%
     Mortgage-backed securities                           19,673       13.8%        19,414       17.6%
     Adjustable rate mortgage-backed securities            1,449        1.0%         2,251        2.0%
     Corporate bonds                                       1,976        1.4%         6,611        6.0%
     Restricted stock                                      1,696        1.2%         1,143        1.0%
                                                        --------      -----       --------      -----
       Total                                            $142,279      100.0%      $110,158      100.0%
                                                        ========      =====       ========      =====


TABLE 6

         The following table provides information regarding the maturity composition of our investment portfolio, at fair value, at March 31, 2005.


                                     Within           Over 1 Year        Over 5 Years            Over
                                    1 Year         through 5 Years     through 10 Years        10 Years              Total
                               ----------------   ------------------  ------------------  -----------------    -----------------
(Dollars in thousands)          Amount    Yield    Amount     Yield    Amount     Yield    Amount     Yield     Amount     Yield
                               --------  -------  --------   -------  --------   -------  --------   -------    -------   ------
Available for sale (fair
value):
U. S. Agency                   $ 79,823   3.81%   $ 36,432     4.12%   $ 1,230     4.05%         -        -     $117,485   3.91%
Mortgage-backed securities           18   5.54%        592     4.49%     2,296     4.20%    16,767     4.85%      19,673   4.76%
Adjustable rate mortgage-
   backed securities                  -      -           -        -          -        -      1,449     3.84%       1,449   3.84%
Corporate bonds                       -      -       1,976     5.20%         -        -          -        -        1,976   5.20%
Restricted stock                      -      -           -        -          -        -      1,696     4.09%       1,696   4.09%
                               --------           --------             -------            --------              --------
     Total                     $ 79,841   3.81%   $ 39,000     4.18%   $ 3,526     4.15%  $ 19,912     4.71%    $142,279   4.05%
                               ========           ========             =======            ========              ========

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

         The Basic Surplus approach enables us to adequately manage liquidity from both tactical and contingency perspectives. At March 31, 2005, our Basic Surplus ratio (net access to cash and secured borrowings as a percentage of total assets) was approximately 18.9% compared to the present internal minimum guideline range of 5% to 10%.

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

         At March 31, 2005, we were modestly liability sensitive in the short term and then we become asset sensitive out beyond three years. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors. These products may not reprice consistently with assets such as variable rate commercial loans or other loans that immediately reprice as the prime rate changes. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50bp up and 50bp down increments but not below zero. At March 31, 2005, the following 12-month impact on net interest income is estimated to range from a positive impact of 6.3% in a rising rate scenario, to a negative impact of (2.4)% if rates decline 200 basis points from current levels. In the rate shock scenarios the 12-month impact on net interest income is estimated to range from a positive impact of 0.71% if rates were to immediately increase 200 basis points, to a negative impact of (6.12)% if rates were to immediately decline 200 basis points. The Company believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the scenarios the Company believes are most likely to occur, but measured against a static interest rate environment as of March 31, 2005. The Company is positioned to improve earnings if rates continue to rise. With respect to further reductions in rates, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 100 basis point decline is realistic given that interest rates remain near historically low levels, and in light of the Federal Reserve's indications with respect to the interest rate environment. Thus management believes the exposure to further changes in interest rates would not have a material negative effect on the results of operations.

                 Static Rates                            -0- %
                 Most Likely Rates                       4.5 %
                 Ramp Up 100bp- 12 months                0.8 %
                 Ramp Up 200bp- 12 months                1.9 %
                 Ramp Down 100bp- 12 months             (0.8)%
                 Rising Rate Scenario                    6.3 %
                 Low Rate Environment                    1.5 %

NONINTEREST INCOME AND EXPENSE

         Noninterest income consists primarily of service charges on deposit accounts, gains on sales of loans and fees and other charges for banking services. Noninterest expense consists primarily of salary and benefit costs and occupancy and equipment expense. To date, the company has not been required to pay any premiums for deposit insurance. To the extent that deposit premiums may become required, the Company's results of operations will be adversely affected.

         The following table shows the detail of noninterest income for the three month periods ended March 31, 2005 and 2004.

TABLE 7

         The categories of noninterest income that exceed 1% of operating revenue are as follows:

                                                         THREE-MONTHS ENDED
                                                             MARCH 31,
                                                         ----------------
           (Dollars in thousands)                         2005     2004
                                                         ------   ------
           Service charges on deposit accounts            $ 75     $ 84
           Cash management fees                             28       24
           Other fee income                                 59       70
           Gain on sale of mortgages                       162       63
           Gain on sale of securities                        8       40
                                                          ----     ----
              Total noninterest income                    $332     $281
                                                          ====     ====

         The increase in noninterest income during the three month period ended March 31, 2005 compared to the same period last year is due in large part to an increase in the gain on sale of mortgages. Gains on sales of securities declined in the first quarter of 2005 compared to the same period last year.

TABLE 8

         The categories of noninterest expense that exceed 1% of operating revenue are as follows:

                                                   THREE-MONTHS ENDED
                                                        MARCH 31,
                                                  --------------------
         (Dollars in thousands)                      2005       2004
                                                  --------     -------
         Salaries and benefits                      $1,611     $1,023
         Occupancy cost, net                           307        165
         Equipment expense                             167         74
         Professional fees                              38         45
         Data processing costs                         148        116
         Courier and express services                   12         41
         Advertising and public relations               61         44
         State franchise tax                            82         65
         Compliance expense                             43          -
         Other                                         284        124
                                                    ------     ------
            Other noninterest expense               $2,753     $1,697
                                                    ======     ======

         Noninterest expense increased $1.1 million from $1.7 million to $2.8 million for the first three months of 2005, as compared to the same period in 2004. Approximately 56% of this increase is in salary and benefit costs. During 2004 the Company added personnel to staff the newly opened branches and administrative staff to support the growth in customers and transactions being processed. Occupancy costs and equipment costs increased over the first quarter of 2004 as two new banking offices and an operations center were opened in the third quarter of 2004. The increase in state franchise tax is due to the increased capital of the Bank from earnings retention and capital infusions in 2004 and 2005.

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

TABLE 9

         The following table reflects deposits by category for the periods indicated.


                                                                       THREE MONTHS ENDED MARCH 31,
                                                   -------------------------------------------------------------------
                                                          2005                   2004                   2003
                                                   ------------------      -----------------     ---------------------
(Dollars in thousands)                              AVERAGE   AVERAGE      AVERAGE   AVERAGE     AVERAGE     AVERAGE
                                                    BALANCE     RATE       BALANCE     RATE      BALANCE      RATE
                                                   ---------  -------      -------   -------     -------     --------
Deposits:
  Noninterest-bearing demand                       $ 90,527        -%        68,432        -%      49,662           -%
  Interest-bearing demand                            13,868     0.94         11,708     0.65        8,168        0.89
  Money Market                                      213,966     2.06        126,366     1.70      101,513        2.00
  Savings                                             4,506     1.35          2,759     1.17        1,321        1.54
  Certificates of deposit of $100,000 or more        59,028     2.64         33,003     2.25       26,956        2.83
  Other time                                         14,204     2.48         14,535     2.32       13,437        3.00
                                                                                                 --------
  Total interest bearing deposits                   305,572     2.13%       188,371     1.77%     151,395        2.18%
                                                   --------                --------              --------
   Total deposits                                  $396,099                 256,803               201,057
                                                   ========                ========              ========


TABLE 10

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities as of March 31, 2005.


                                                 3 MONTHS        4 TO 6        7 TO 12         OVER 12
(Dollars in thousands)                            OR LESS        MONTHS         MONTHS         MONTHS         TOTAL
                                                 --------       --------      ---------       ---------      --------
Certificates of deposit less than $100,000       $  2,894       $  2,232      $   4,884       $   4,118      $ 14,128
Certificates of deposit of $100,000 or more        14,259         18,331         18,769          15,964        67,323
                                                 --------       --------      ---------       ---------      --------
                                                 $ 17,153       $ 20,563      $  23,653       $  20,082      $ 81,451
                                                 ========       ========      =========       =========      ========

CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At March 31, 2005, stockholders' equity increased $635,000 to $36.3 million from the $35.6 million in equity at March 31, 2004 as a result of the $3.0 million increase in retained earnings over the past twelve months offset by the decline in other comprehensive income of $2.6 million resulting from unrealized losses on securities. In addition, $209,000 was contributed to capital from the exercise of options and sale of shares in the Company's KSOP plan.

         Capital Requirement. A comparison of the Company's and the Bank's regulatory capital at March 31, 2005, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 11


                                             Minimum        Minimum To Be
                                  Actual    Guidelines    "Well Capitalized"
                                  ------    ----------    ------------------

Total Risk-Based Capital
     Company                       15.8%       8.0%              N/A
     Bank                          12.0%       8.0%             10.0%

Tier 1 Risk-Based Capital
     Company                       14.7%       4.0%              N/A
     Bank                          11.0%       4.0%              6.0%

Tier 1 Leverage Ratio
     Company                       10.5%       4.0%              N/A
     Bank                          8.0%        4.0%              5.0%


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Liquidity and Interest Rate Sensitivity Management."

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                           PART II. Other Information

Item 1.  Legal Proceedings
         None

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds.

         (a) Sales of Unregistered Securities.                None

         (b) Use of Proceeds.                                 Not Applicable.

         (c) Purchases of Securities.                         None

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

21        Subsidiaries of the Registrant
31(a)     Certification of Chief Executive Officer
31(b)     Certification of Chief Operating Officer
31(c)     Certification of Chief Financial Officer
32(a)     Certification of Chief Executive Officer
32(b)     Certification of Chief Operating Officer
32(c)     Certification of Chief Financial Officer

--------------------------
(1) Incorporated by reference to exhibit 3(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
(2) Incorporated by reference to exhibit 3(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
(3) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
(4) Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(5) Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
(6) Incorporated by reference to exhibit 10(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
(7) Incorporated by reference to exhibit 10(c) to the Company's registration statement on Form SB-2 (No. 333-38098).
(8) Incorporated by reference to exhibit 10(e) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 13, 2005                   BY: /s/John R. Maxwell
                                         ------------------------------------
                                     John R. Maxwell, President &
                                     Chief Executive Officer


Date: May 13, 2005                   BY: /s/ Richard I. Linhart
                                         ------------------------------------
                                     Richard I. Linhart, Executive Vice
                                     President & Chief Operating  Officer



Date: May 13, 2005                   BY: /s/ John J. Brough
                                         -------------------------------
                                     John J. Brough, Senior Vice President &
                                     Chief Financial Officer