Form 10-Q
period 2005-06-30
MONROE JAMES BANCORP INC
filed 2005-08-15
CIK 1114868

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _________________to __________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|.

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |_| No |X|.

The number of shares of the registrant's common stock, $1 par value, as of July 31, 2005 is 4,450,564.

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS


                                                                                                Page No.
Part I.   Financial Information

          Item 1. Financial Statements
                  Consolidated Balance Sheets at June 30, 2005,
                     December 31, 2004, and June 30, 2004                                           3
                  Consolidated Statements of Income for the three and six months ended
                     June 30, 2005 and 2004                                                         4
                  Consolidated Statements of Changes in Stockholders'
                     Equity for the six months ended June 30, 2005 and 2004                         5
                  Consolidated Statements of Cash Flows for the six months
                     ended June 30, 2005 and 2004                                                   6
                  Notes to Interim Consolidated Financial Statements                                7

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              15

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                       31

          Item 4. Controls and Procedures                                                          31

Part II.  Other Information

          Item 1. Legal Proceedings                                                                32

          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                      32

          Item 3. Defaults Upon Senior Securities                                                  32

          Item 4. Submission of Matters to a Vote of Security Holders                              32

          Item 5. Other Information                                                                32

          Item 6. Exhibits                                                                         32


                          PART I. Financial Information

Item 1. Financial Statements

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               June 30, 2005, December 31, 2004, and June 30, 2004
                   (Dollars in thousands, except share data)


                                                                  (Unaudited)    (Audited)   (Unaudited)
                                                                    JUNE 30,    DECEMBER 31,   JUNE 30,
                                                                     2005           2004         2004
                                                                   ---------     ---------     ---------
ASSETS
   Cash and due from banks                                         $  19,927     $   9,286     $  23,604
   Interest bearing deposits in banks                                  3,621         2,442             -
   Federal funds sold                                                 36,951        35,754        42,129
   Securities available for sale, at fair value                      133,441       146,795        84,875
   Loans held for sale                                                 3,486         2,987           250
   Loans:
     Loans, net of unearned income                                   333,603       249,996       204,625
     Allowance for loan losses                                        (3,532)       (2,790)       (2,305)
                                                                   ---------     ---------     ---------
   Total loans, net                                                  330,071       247,206       202,320
   Bank premises and equipment, net                                    2,364         2,438         2,196
   Accrued interest receivable                                         2,057         1,977         1,235
   Other assets                                                        2,343         1,885         2,139
                                                                   ---------     ---------     ---------
TOTAL ASSETS                                                       $ 534,261     $ 450,770     $ 358,748
                                                                   =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Noninterest bearing deposits                                  $ 123,092     $  91,857     $  93,427
     Interest bearing deposits                                       362,363       312,197       220,794
                                                                   ---------     ---------     ---------
   Total deposits                                                    485,455       404,054       314,221
   Trust preferred capital notes                                       9,279         9,279         9,279
   Accrued interest payable and other liabilities                      1,142           536           703
                                                                   ---------     ---------     ---------
     Total liabilities                                               495,876       413,869       324,203
                                                                   ---------     ---------     ---------
STOCKHOLDERS' EQUITY
   Common stock, $1 par value; authorized
     10,000,000 shares; 4,450,564 issued and
     outstanding, at June 30, 2005, 4,445,224 at
     December 31, 2004, 4,437,369 at June 30, 2004                     4,451         4,445         4,437
   Capital surplus                                                    24,416        24,325        24,197
   Retained earnings                                                  10,196         8,458         6,928
   Accumulated other comprehensive income (loss)                        (678)         (327)       (1,017)
                                                                   ---------     ---------     ---------
     Total stockholders' equity                                       38,385        36,901        34,545
                                                                   ---------     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 534,261     $ 450,770     $ 358,748
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

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                        THREE MONTHS           SIX MONTHS
                                                                       ENDED JUNE 30,         ENDED JUNE 30,
                                                                      ------------------    ------------------
                                                                        2005      2004        2005      2004
                                                                      -------    -------    -------    -------
INTEREST AND DIVIDEND INCOME:
   Loans, including fees                                              $ 5,042    $ 3,027    $ 9,270    $ 5,810
   Loans held for sale                                                     33         10         58         18
   Securities, taxable                                                  1,371        802      2,841      1,825
   Federal funds sold                                                      78         41        134         50
   Other interest income                                                   10          -         11          -
                                                                      -------    -------    -------    -------
     Total interest and dividend income                                 6,534      3,880     12,314      7,703
                                                                      -------    -------    -------    -------
INTEREST EXPENSE:
   Deposits                                                             1,918        887      3,523      1,718
   Federal funds purchased                                                122         10        137         36
   Borrowed funds                                                         149        105        285        210
                                                                      -------    -------    -------    -------
     Total interest expense                                             2,189      1,002      3,945      1,964
                                                                      -------    -------    -------    -------
     Net interest income                                                4,345      2,878      8,369      5,739
PROVISION FOR LOAN LOSSES                                                 345        194        779        493
                                                                      -------    -------    -------    -------
     Net interest income after provision for loan losses                4,000      2,684      7,590      5,246
                                                                      -------    -------    -------    -------
NONINTEREST INCOME:
   Service charges and fees                                                82         98        157        182
   Gain on sale of securities                                              10         14         18         54
   Gain on sale of loans                                                  194        108        356        171
   Other                                                                  117         89        204        183
                                                                      -------    -------    -------    -------
     Total noninterest income                                             403        309        735        590
                                                                      -------    -------    -------    -------
NONINTEREST EXPENSES:
   Salaries and wages                                                   1,502        972      2,849      1,816
   Employee benefits                                                      263        163        527        342
   Occupancy expenses                                                     289        163        596        328
   Equipment expenses                                                     158         92        325        166
   Other operating expenses                                               717        551      1,385        986
                                                                      -------    -------    -------    -------
     Total noninterest expenses                                         2,929      1,941      5,682      3,638
                                                                      -------    -------    -------    -------
     Income before income taxes                                         1,474      1,052      2,643      2,198
PROVISION FOR INCOME TAXES                                                504        366        905        758
                                                                      -------    -------    -------    -------
     Net income                                                       $   970    $   686    $ 1,738    $ 1,440
                                                                      =======    =======    =======    =======
EARNINGS PER SHARE, BASIC                                             $  0.22    $  0.15    $  0.39    $  0.32
EARNINGS PER SHARE, diluted                                           $  0.21    $  0.15    $  0.37    $  0.31


The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Six Months Ended June 30, 2005, and 2004
                             (Dollars in thousands)
                                   (Unaudited)


                                                                               ACCUMULATED
                                                                                  OTHER                             TOTAL
                                                  COMMON  CAPITAL   RETAINED  COMPREHENSIVE    COMPREHENSIVE    STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS   INCOME (LOSS)       INCOME          EQUITY
                                                 -------  -------   --------  --------------   -------------    -------------
BALANCE JANUARY 1, 2004                          $ 2,944  $25,425   $ 5,491        $     31                        $ 33,891
Comprehensive income:
     Net income                                                       1,440                       $ 1,440             1,440
     Net change in unrealized (loss)
        on available for sale securities,
        net of deferred taxes of $540                                                (1,048)       (1,048)           (1,048)
                                                                                                  -------
     Total comprehensive income                                                                   $   392
                                                                                                  =======
     Issuance of common stock                          3       71                                                        74
     Effect of stock split                         1,478   (1,478)                                                        -

     Cash paid in lieu of fractional shares                              (3)                                             (3)
     Exercise of stock options                        12      179                                                       191
                                                 -------  -------   -------        --------                        --------
   BALANCE, JUNE 30, 2004                        $ 4,437  $24,197   $ 6,928        $ (1,017)                       $ 34,545
                                                 =======  =======   =======        ========                        ========




                                                                               ACCUMULATED
                                                                                  OTHER                             TOTAL
                                                  COMMON  CAPITAL   RETAINED  COMPREHENSIVE    COMPREHENSIVE    STOCKHOLDERS'
                                                  STOCK   SURPLUS   EARNINGS   INCOME (LOSS)       INCOME          EQUITY
                                                 -------  -------   --------  --------------   -------------    -------------
BALANCE JANUARY 1, 2005                          $ 4,445  $24,325   $  8,458       $   (327)                       $ 36,901
Comprehensive income:
     Net income                                                        1,738                    $   1,738             1,738
     Net change in unrealized (loss)
        on available for sale securities,
        net of deferred taxes of $180                                                  (351)         (351)             (351)
                                                                                                 --------
     Total comprehensive income                                                                  $  1,387
                                                                                                 ========
     Issuance of common stock                          4       67                                                        71
     Exercise of stock options                         2       24                                                        26
                                                 -------  -------   --------       --------                        --------
BALANCE, JUNE 30, 2005                           $ 4,451  $24,416   $ 10,196       $   (678)                       $ 38,385
                                                 =======  =======   ========       ========                        ========


The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2005 and 2004
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                          SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                       ----------------
                                                                                         2005    2004
                                                                                       -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $ 1,738  $ 1,440
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         291      131
     Provision for loan losses                                                             779      493
     Amortization of bond premium                                                          143      176
     Accretion of bond discount                                                           (136)     (18)
     Realized (gain) on sales of securities available for sale                             (18)     (54)
     Realized (gain) on sales of loans held-for-sale                                      (356)    (171)
     Origination of loans held-for-sale                                                (23,649)  (8,589)
     Proceeds from sales of loans held-for-sale                                         23,506    9,071
     Deferred income tax (benefit)                                                        (243)    (185)
     (Increase) decrease in accrued interest receivable                                    (80)     101
     (Increase) in other assets                                                            (35)     (97)
     Increase (decrease) in accrued interest payable and other liabilities                 606      (55)
                                                                                       -------  -------
        Net cash provided by operating activities                                        2,546    2,243
                                                                                       -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                         (2,278)  (14,32)
     Proceeds from calls and maturities of securities available for sale                 7,361   13,914
     Proceeds from sales of securities available for sale                                7,751   36,169
     Purchases of premises and equipment                                                  (217)    (939)
     (Increase) in interest bearing cash balances                                       (1,179)       -
     (Increase) in Federal funds sold                                                   (1,197) (42,129)
     Net (increase) in loans                                                           (83,644) (35,721)
                                                                                       -------  -------
        Net cash (used in) investing activities                                        (73,403) (43,028)
                                                                                       -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in demand deposits, savings deposits
        and money market accounts                                                       39,155   54,964
     Net increase in time deposits                                                      42,246    4,141
     Net (decrease) in Federal funds purchased                                               -   (6,886)
     Proceeds from issuance of common stock                                                 97      265
     Cash paid in lieu of fractional shares                                                  -       (3)
                                                                                       -------  -------
        Net cash provided by financing activities                                       81,498   52,481
                                                                                       -------  -------
Increase in cash and due from banks                                                    $10,641  $11,696
CASH AND DUE FROM BANKS
     Beginning                                                                         $ 9,286  $11,908
                                                                                       -------  -------
     Ending                                                                            $19,927  $23,604
                                                                                       =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid on deposits and borrowed funds                                      $ 3,669  $ 1,897
                                                                                       =======  =======
     Income taxes paid                                                                 $   998  $   851
                                                                                       =======  =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   unrealized (loss) on securities available for sale                                  $  (531) $(1,588)
                                                                                       =======  =======


The accompanying notes are an integral part of these consolidated financial statements.

                   JAMES MONROE BANCORP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole operating subsidiary. James Monroe Bank commenced banking operations on June 8, 1998. As of June 30, 2005 the Company operated the main office in Arlington, Virginia, one branch in Annandale, Virginia, one branch and a drive-up facility in Leesburg, Virginia, one branch in Fairfax City, Virginia, one branch in Chantilly, Virginia, and one branch in Manassas, Virginia.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. All such adjustments and reclassifications are of a normal and recurring nature. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004.

Stock Compensation Plans. At June 30, 2005, the Company had three stock based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation. The per share calculations have been restated to reflect the 3-for-2 stock split discussed in Note 7 and all preceding stock splits.

Effective April 13, 2005, the Board of Directors of James Monroe Bancorp, Inc. (the "Company") approved the acceleration of the vesting of all "underwater" unvested stock options including options held by executive officers. A stock option was considered "underwater" if the option exercise price was greater than $18.05 per share, the opening market price as of the date of the board action. In addition, the Board of Directors of the Company approved the granting and immediate vesting of 11,250 shares of the Company's stock to an Executive Officer of the Company. Under the Executive Officer's employment agreement with the Company these shares were originally scheduled to be granted in the fourth quarter of 2005. As a result of these actions, the vesting of options to purchase 66,500 shares of the Company's common stock was accelerated.


                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                            -------------------       ------------------
                                                             2005          2004        2005         2004
                                                            -------       -----       ------       ------
   (Dollars in thousands, except per share data)
   Net income, as reported                                  $   970       $ 686       $1,738       $1,440
   Additional expense had the company adopted
   SFAS No. 123                                                (724)       (111)        (764)        (442)
                                                            -------       -----       ------       ------
   Pro forma net income                                     $   246       $ 575       $  974       $  998
                                                            =======       =====       ======       ======
   Earnings per share:
     Basic- as reported                                     $  0.22        0.15       $ 0.39         0.32
                                                            =======       =====       ======       ======
     Basic- pro forma                                       $  0.06        0.13       $ 0.22         0.23
                                                            =======       =====       ======       ======
     Diluted- as reported                                   $  0.21        0.15       $ 0.37         0.31
                                                            =======       =====       ======       ======
     Diluted- pro forma                                     $  0.05        0.12       $ 0.21         0.21
                                                            =======       =====       ======       ======


NOTE 2. EARNINGS PER SHARE

The following table discloses the calculation of basic and diluted earnings per share for the three months and six months ended June 30, 2005 and 2004. The average shares outstanding and per share calculations have been restated to reflect the 3-for-2 stock split discussed in Note 7 and all preceding stock splits.


                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                        -----------------------   -----------------------
                                                           2005         2004         2005         2004
                                                        ----------   ----------   ----------   ----------
(Dollars in thousands, except per share data)
Net Income                                              $      970   $      686   $    1,738   $    1,440
                                                        ==========   ==========   ==========   ==========
Weighted average shares outstanding--basic               4,448,363    4,435,638    4,446,816    4,432,540
Common share equivalents for stock options                 238,864      240,877      243,318      237,088
                                                        ----------   ----------   ----------   ----------
Weighted average shares outstanding--diluted             4,687,227    4,676,515    4,690,134    4,669,628
                                                        ==========   ==========   ==========   ==========
Earnings per share-basic                                $     0.22   $     0.15   $     0.39   $     0.32
                                                        ==========   ==========   ==========   ==========
Earnings per share-diluted                              $     0.21   $     0.15   $     0.37   $     0.31
                                                        ==========   ==========   ==========   ==========

NOTE 3. SECURITIES AVAILABLE FOR SALE

Securities available for sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in stockholders' equity as a component of "accumulated other comprehensive income (loss)." Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain (loss) on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available for sale at June 30, 2005, December 31, 2004, and June 30, 2004, are summarized in the tables that follow. The Company classifies all securities as available for sale.


                                                                       JUNE 30, 2005
                                                  -------------------------------------------------------
                                                                   GROSS          GROSS
                                                  AMORTIZED      UNREALIZED     UNREALIZED       MARKET
   (Dollars in thousands)                           COST           GAINS          LOSSES          VALUE
                                                   --------       --------       --------        --------
U.S. Government and federal agency                 $109,779       $     99       $   (852)       $109,026
Mortgage-backed securities                           20,714            108           (185)         20,637
Corporate notes                                       2,159              2           (199)          1,962
Restricted stock                                      1,816              -              -           1,816
                                                   --------       --------       --------        --------
     Total                                         $134,468       $    209       $ (1,236)       $133,441
                                                   ========       ========       ========        ========



                                                                       DECEMBER 31, 2004
                                                  -------------------------------------------------------
                                                                   GROSS          GROSS
                                                  AMORTIZED      UNREALIZED     UNREALIZED       MARKET
   (Dollars in thousands)                           COST           GAINS          LOSSES          VALUE
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
                                                   ========       ========       ========        ========



                                                                       JUNE 30, 2004
                                                  -------------------------------------------------------
                                                                   GROSS          GROSS
                                                  AMORTIZED      UNREALIZED     UNREALIZED       MARKET
   (Dollars in thousands)                           COST           GAINS          LOSSES          VALUE
                                                   --------       --------       --------        --------
U.S. Government and federal agency                 $ 66,193       $     21       $ (1,290)       $ 64,924
Mortgage-backed securities                           17,077            115           (416)         16,776
Corporate notes                                       2,157             55            (25)          2,187
Restricted stock                                        988              -              -             988
                                                   --------       --------       --------        --------
     Total                                         $ 86,415       $    191       $ (1,731)       $ 84,875
                                                   ========       ========       ========        ========

Information pertaining to securities with gross unrealized losses at June 30, 2005 and December 31, 2004, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:


                                              JUNE 30, 2005
                             ------------------------------------------------
                               LESS THAN 12 MONTHS       12 MONTHS OR MORE
                             -----------------------  -----------------------
                                          UNREALIZED               UNREALIZED
(Dollars in thousands)       FAIR VALUE     (LOSS)     FAIR VALUE     (LOSS)
                             ----------   ----------   ----------  ----------
U.S. Government and
   federal agency              $42,497     $  (241)     $33,500     $  (611)
Mortgage backed                  8,030        (125)       5,366         (60)
Corporate notes                    717         (97)         943        (102)
                               -------     -------      -------     -------
   Total                       $51,244     $  (463)     $39,809     $  (773)
                               =======     =======      =======     =======


                                            DECEMBER 31, 2004
                             ------------------------------------------------
                               LESS THAN 12 MONTHS       12 MONTHS OR MORE
                             -----------------------  -----------------------
                                          UNREALIZED               UNREALIZED
(Dollars in thousands)       FAIR VALUE     (LOSS)     FAIR VALUE     (LOSS)
                             ----------   ----------   ----------  ----------
U.S. Government and
   federal agency              $53,745     $  (336)     $11,192     $  (350)
Mortgage backed                  7,505        (109)       3,556         (99)
Corporate notes                  1,020         (29)           -           -
                               -------     -------      -------     -------
   Total                       $62,270     $  (474)     $14,748     $  (449)
                               =======     =======      =======     =======



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


The bonds in an unrealized loss position at June 30, 2005 and December 31, 2004 were temporarily impaired due to the current interest rate environment and not increased credit risk. All securities owned by the Company are payable at par at maturity. Of the securities temporarily impaired at June 30, 2005, 28 are U.S. Government agency issued bonds (Government National Mortgage Association and the Federal Home Loan Bank) rated AAA by Standard and Poor's, 21 are government sponsored enterprise issued bonds (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor's, and two are corporate bonds rated investment grade by Standard and Poor's. As management has the ability and intends to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4. LOANS

Major classifications of loans at June 30, 2005, December 31, 2004, and June 30, 2004 are summarized in the following table.


                                                 JUNE 30,      DECEMBER 31,      JUNE 30,
(Dollars in thousands)                             2005           2004             2004
                                                ---------       ---------       ---------
Construction loans                              $  38,825       $  35,166       $  22,691
Commercial loans                                   39,248          32,782          30,112
Commercial real estate loans                      236,220         167,696         138,783
Real estate-1-4 family residential                  1,355           1,559           1,638
Home equity loans                                   8,112           5,400           4,720
Consumer loans                                      9,567           7,290           6,482
Deposit overdrafts                                    276             103             199
                                                ---------       ---------       ---------
   Total loans                                    333,603         249,996         204,625
Less allowance for loan losses                     (3,532)         (2,790)         (2,305)
                                                ---------       ---------       ---------
   Net loans                                    $ 330,071       $ 247,206       $ 202,320
                                                =========       =========       =========


Changes in the allowance for loan losses are as follows:


                                                   SIX MONTHS ENDED      YEAR ENDED      SIX MONTHS ENDED
                                                        JUNE 30,        DECEMBER 31,          JUNE 30,
(Dollars in thousands)                                   2005              2004                2004
                                                   -----------------    ------------     -----------------
Beginning balance                                       $ 2,790            $ 1,955            $ 1,955
Loan charge-offs:
   Commercial                                               (36)              (135)              (135)
   Consumer                                                  (1)               (21)                (9)
                                                        -------            -------            -------
        Total charge-offs                                   (37)              (156)              (144)
Recoveries of loans previously charged-off:
   Commercial                                                 -                  -                  -
   Consumer                                                   -                  1                  1
                                                        -------            -------            -------
        Total recoveries                                      -                  1                  1
                                                        -------            -------            -------
     Net charge-offs                                        (37)              (155)              (143)
                                                        -------            -------            -------
Provision for loan losses                                   779                990                493
                                                        -------            -------            -------
Ending balance                                          $ 3,532            $ 2,790            $ 2,305
                                                        =======            =======            =======


The following table presents the amounts of nonperforming assets at the dates indicated.


                                                         JUNE 30,      DECEMBER 31,   JUNE 30,
(Dollars in thousands)                                     2005           2004          2004
                                                         --------       --------       --------
Nonaccrual loans
   Commercial                                               $250           $349           $334
   Consumer                                                    -              -              -
                                                            ----           ----           ----
        Total nonaccrual loans                               250            349            334
Loans past-due 90-days or more
   Commercial                                                 25              -             30
   Consumer                                                   23              -              1
                                                            ----           ----           ----
        Total loans past-due 90-days or more                  48              -             31
Restructured loans                                             -              -              -
                                                            ----           ----           ----
     Total nonperforming assets                             $298           $349           $365
                                                            ====           ====           ====


NOTE 5. DEPOSITS
Interest bearing deposits consist of the following:


                                                     JUNE 30,   DECEMBER 31,  JUNE 30,
   (Dollars in thousands)                              2005         2004        2004
                                                     --------   -----------   ---------
NOW accounts                                         $ 16,532     $ 14,389     $ 17,098
Savings accounts                                        3,724        4,361        3,326
Money market accounts                                 226,730      220,315      147,717
Certificates of deposit under $100,000                 13,328       12,210       12,096
Certificates of deposit $100,000 and over             100,096       59,310       38,986
Individual retirement accounts                          1,953        1,612        1,571
                                                     --------     --------     --------
  Total interest bearing deposits                    $362,363     $312,197     $220,794
                                                     ========     ========     ========


NOTE 6. TRUST PREFERRED CAPITAL SECURITIES

On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust I's outstanding common securities. On March 26, 2002, $5 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities bear interest at a rate equal to the three month LIBOR plus 360 basis points, subject to a cap of 11% which is set and payable on a quarterly basis. During 2004, the interest rates ranged from 4.71% to 5.55%. The rate for the quarterly period beginning March 26, 2005 was 6.69%. The rate for the quarterly period beginning June 26, 2005 is 7.07%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.


On July 16, 2003, James Monroe Statutory Trust II, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust II's outstanding common securities. On July 31, 2003, $4 million of the trust preferred securities were issued in a private placement transaction. The securities bear interest at a rate equal to the three month LIBOR plus 310 basis points, subject to a cap of 12% which is set and payable on a quarterly basis. During 2004, the interest rates ranged from 4.20% to 5.08%. The rate for the quarterly period beginning March 30, 2005 was 6.19%. The rate for the quarterly period beginning June 30, 2005 is 6.59%. The securities have a maturity date of July 31, 2033, and are subject to ranging call provisions beginning July 31, 2008.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At June 30, 2005, all of the trust preferred securities qualified as Tier 1 capital.

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

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that
(1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

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

In November 2004, the Emerging Issues Task Force (EITF) published Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (GAAP) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, FASB directed its staff to issue two proposed FASB Staff Positions (FSP):
Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments") would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

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

INTRODUCTION

         This Management's Discussion and Analysis reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the six months ended June 30, 2005 and 2004. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

         There were no changes to the Company's critical accounting policies in the second quarter of 2005. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2004 ARE:

     o    Assets grew $83.5 million (19%).

     o    Loans grew $83.6 million (33%).

     o    Deposits grew $81.4 million (20%).

     o Net interest margin was 3.78% for the first six months of 2005 compared to 3.72% for the full year 2004 and 3.85% during the first six months of 2004.

     o Asset quality remained strong as nonperforming assets decreased $51,000 to $298,000. The allowance for loan losses totaled 1.06% of total loans outstanding at June 30, 2005.

     o The Company ended the quarter with adequate capital to support further growth.

     o Initiatives undertaken during 2004 including the Company's expansion into the Chantilly and Manassas markets, and the opening of a new operations center, were growth oriented initiatives taken after additional capital was raised in the fourth quarter of 2003. While these pro-active initiatives have increased operating expenses, as evidenced by the rise in the Bank's efficiency ratio to 62% for the second quarter of 2005, the Company's focus remains on a long term strategy of expanding our franchise throughout the Northern Virginia market.

FINANCIAL OVERVIEW

         The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2004.

BALANCE SHEET

         June 30, 2005 vs. December 31, 2004 and June 30, 2004. Total assets increased to $534.2 million at June 30, 2005, an increase of $83.5 million from December 31, 2004, and an increase of $175.5 million from June 30, 2004. The increase in assets since June 30, 2004 resulted from the Company's emphasis on deposit generation. Since June 30, 2004, deposits increased $171.2 million, with noninterest bearing deposits increasing $29.7 million, and interest bearing deposits increasing $141.6 million. With the growth in deposits, the Company was able to fund $129.0 million net increase in loans. Securities increased $48.6 million and overnight investments decreased $5.2 million. Net loans increased $83.6 million from December 31, 2004 funded in part by deposit growth of $81.4 million.

RESULTS OF OPERATIONS

         Six Months 2005 vs. Six Months 2004. For the six months ended June 30, 2005, the Company had net income of $1,738,000, or $.37 per diluted share, compared to $1,440,000 or $.31 per diluted share, for the comparable period of 2004. Annualized return on average assets was .75% for the six months ended June 30, 2005, compared to .91% for the same six month period in 2004. Return on average equity was 9.37% for the six months ended June 30, 2005, compared with 8.27% for the same six month period in 2004.

         Second Quarter 2005 vs. Second Quarter 2004. For the quarter ended June 30, 2005, the Company had net income of $970,000, or $.21 per diluted share, compared to $686,000 or $.15 per diluted share, for the comparable period of 2004. Annualized return on average assets was .80% for the three months ended June 30, 2005, compared to .84% for the same three month period in 2004. Return on average equity was 10.37% for the six months ended June 30, 2005, compared with 7.85% for the same six month period in 2004.

         During the second quarter of 2005, the Company continued to focus on managing its net interest margin, especially in light of the low, but rising, interest rate environment. Beginning in 2001 through June 2003, the Federal Reserve reduced the federal funds target rate an aggregate of 550 basis points. These dramatic reductions over a relatively short period continued to impact the loan and investment portfolios in 2003 and 2004, as loans repriced on a delayed basis or renewed at lower interest rates, and as investment securities matured or were called, and were reinvested at lower rates. This was partially offset by continued repricing upon renewal of certificates of deposit. While the Federal Reserve began to reverse the rate reductions, through a series of seven increases aggregating 225 basis points, beginning on June 30, 2004 through June 30, 2005, the rate reductions and continuing low rate environment have caused a reduction in the net interest margin throughout the period, from 5.09% in 2000 to 4.56% in 2001 to 3.90% in 2002 to 3.73% in 2003 to 3.72% in 2004. Despite
these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severely declining and low rate environment. As the rate increases have begun to impact the Company, the net interest margin improved in the first quarter of 2005 compared to the fourth quarter of 2004, increasing to 3.82%, however, the margin declined to 3.75% during the second quarter as higher yielding certificate of deposit accounts grew at a faster pace than lower yielding deposit products. The Company expects that continued increases in the federal funds target rate will contribute to increased margin as earning assets reprice, while repricing of deposits lags. However, as discussed further under "Liquidity and Interest Rate Sensitivity Management," as a result of competitive factors, market conditions, customer preferences and other factors, the Company may not be able to benefit from further increases in market interest rates.

         Although the Company has continued to grow in asset size since its inception in 1998, it has been able to control its operating efficiency. Within the past year the Company expanded into the Chantilly and Manassas markets and opened a new operations center. These are growth oriented initiatives taken after additional capital was raised in the fourth quarter of 2003. While these pro-active initiatives have increased operating expenses, as evidenced by the rise in the Bank's efficiency ratio to 62% for the second quarter of 2005, the Company's focus remains on a long term strategy of expanding our franchise throughout the Northern Virginia market. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, which includes securities gains or losses and gains or losses on the sale of mortgage loans. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

QUARTERLY RESULTS OF OPERATIONS


                                                         2005                                   2004
                                           ------------------------------    ---------------------------------------------
                                              SECOND            FIRST           FOURTH           THIRD            SECOND
(Dollars in thousands except share data)      QUARTER          QUARTER          QUARTER          QUARTER         QUARTER
                                           -------------    -------------    -------------    -------------    -------------
RESULTS OF OPERATIONS:
Net interest income                        $       4,345    $       4,024    $       3,701    $       3,189    $       2,878
Provision for loan losses                            345              434              224              273              194
Other income                                         403              332              354              232              309
Noninterest expense                                2,929            2,753            2,574            2,075            1,941
Income before taxes                                1,474            1,169            1,257            1,072            1,052
   Net income                                        970              768              825              705              686

PER SHARE DATA:
Earnings per share, basic (1)              $        0.22    $        0.17    $        0.19    $        0.16    $        0.15
Earnings per share, diluted (1)            $        0.21    $        0.16    $        0.18    $        0.15    $        0.15
Weighted average shares (1)
     outstanding - basic                       4,448,363        4,445,269        4,440,940        4,437,527        4,435,638
                 - diluted                     4,687,227        4,693,041        4,683,093        4,678,247        4,676,515

AT PERIOD END:
Loans                                      $     333,603    $     291,600    $     249,996    $     230,104    $     204,625
Earning assets                                   511,102          439,697          437,974          398,649          331,879
Total assets                                     534,261          464,627          450,770          416,434          358,469
Deposits                                         485,455          417,749          404,054          370,619          314,221
Stockholders' equity                              38,385           36,253           36,901           36,172           34,545
Book value per share (1)                   $        8.62    $        8.15    $        8.30    $        8.15    $        7.79
Shares outstanding (1)                         4,450,564        4,447,252        4,445,224        4,437,869        4,437,369

PERFORMANCE RATIOS:
Return on average assets                           0.80%            0.70%            0.76%            0.76%            0.84%
Return on average equity                          10.37%            8.36%            8.93%            7.89%            7.85%
Net interest margin                                3.75%            3.82%            3.58%            3.67%            3.81%
Efficiency ratio (2)                              61.69%           63.20%           63.48%           62.07%           60.90%

OTHER RATIOS:
Allowance for loan losses to total loans           1.06%            1.11%            1.12%            1.12%            1.13%
Equity to assets                                   7.18%            7.80%            8.19%            8.69%            9.64%
Nonperforming loans to total loans                 0.09%            0.11%            0.14%            0.17%            0.18%
Net charge-offs to total loans                     0.01%            0.00%            0.00%            0.00%            0.00%
Risk adjusted capital ratios:
     Leverage ratio                                9.9%            10.5%            10.7%            12.3%            13.6%
     Tier (1)                                     13.3%            14.7%            16.1%            17.4%            19.4%
     Total                                        14.3%            15.8%            17.1%            18.3%            20.4%


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

         Tables 1 and 2 provide certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest earning assets and interest expense of interest bearing liabilities for the six months and quarters ended June 30, 2005 and 2004 and the average yields earned and rates paid during those periods. These yields and costs are derived by dividing income or expense by the average daily balance of the related asset or liability for the periods presented. The Company did not have any tax exempt income during any of the periods presented in Tables 1 and
2. Nonaccrual loans have been included in the average balances of loans receivable.

         Six Months 2005 vs. Six Months 2004. For the six month period ended June 30, 2005, net interest income increased $2.6 million, or 46%, to $8.4 million from $5.7 million earned during the same period in 2004. This was primarily a result of the increase in the volume of earning assets, and partially offset by the effect of both a declining net interest margin and strong growth in higher yielding deposit products. During the six months ended June 30, 2005, total average earning assets increased by $146.5 million, or 49%, from the same period of 2004. Average loans outstanding grew by $102.6 million, or 55%, during the first six months of 2005 compared to the same period in 2004, while at the same time, the yield on such loans increased by 22 basis points. Average securities increased $41.1 million, or 41%, during the first six months of 2005 compared to the same period in 2004 and the yield on the securities portfolio increased by 39 basis points. Fed funds sold grew by $1.3 million, or 13%, during the first six months of 2005 compared to the same period in 2004 and the yield on these funds increased by 153 basis points.

         During the six months ended June 30, 2005, total interest bearing liabilities grew by $121.7 million, or 58% from the same period of 2004. Interest bearing deposits increased $118.5 million with money market accounts growing $83.1 million, or 63% and time deposits growing $31.7 million, or 66%. Much of the growth in deposits can be attributed to the two new branches opened in the third quarter of 2004. Borrowings, which includes fed funds purchased and trust preferred capital notes, increased $3.2 million over the same period of 2004. Interest expense paid on these liabilities for the first six months of 2005 was $3.9 million compared with $2.0 million for the same period of 2004.


         The yield on earning assets improved 40 basis points from 5.17% for the six month period ending June 30, 2004 to 5.57% during the same period in 2005. The overall yield on loans grew 22 basis points, the securities portfolio increased 39 basis points, and Federal funds sold grew 153 basis points reflecting the overall rise in interest rates from the first six months of 2004 to the same period this year. The cost of funds increased 51 basis points from 1.89% for the six month period ending June 30, 2004 to 2.40% during the same period in 2005.

         The resulting effect of the changes in interest rates between the six month periods ended June 30, 2005 and 2004, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a slight decline in the net interest margin of 7 basis points from 3.85% in 2004 versus 3.78% in 2005. Management believes this relatively stable net interest margin, during a period of strong organic growth, is indicative of the Company's interest rate risk management process.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                       SIX MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30, 2005               JUNE 30, 2004
                                                 ---------------------------- ---------------------------
                                                  AVERAGE              YIELD/   AVERAGE            YIELD/
(Dollars in thousands)                            BALANCE   INTEREST   RATE     BALANCE  INTEREST  RATE
                                                 ---------  --------   ------ ---------  --------  ------
ASSETS
Loans:
   Commercial                                    $  65,472   $ 2,166   6.67%  $  49,451  $ 1,362   5.54%
   Commercial real estate                          202,960     6,474   6.43%    125,075    4,071   6.55%
   Consumer                                         22,060       630   5.76%     13,399      377   5.66%
                                                 ---------   -------          ---------  -------
     Total loans                                   290,492     9,270   6.44%    187,925    5,810   6.22%
Loans held for sale                                  2,150        58   5.44%        653       18   5.48%
Securities                                         141,772     2,841   4.04%    100,675    1,825   3.65%
Federal funds sold and cash equivalents             11,581       145   2.52%     10,250       50   0.99%
                                                 ---------   -------          ---------  -------
     Total earning assets                          445,995    12,314   5.57%    299,503    7,703   5.17%
                                                 ---------   -------          ---------  -------
Less: allowance for loan losses                     (3,181)                      (2,107)
Cash and due from banks                             16,939                       16,738
Premises and equipment, net                          2,435                        1,648
Other assets                                         4,521                        2,912
                                                 ---------                    ---------
     TOTAL ASSETS                                $ 466,709                    $ 318,694
                                                 =========                    =========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest bearing deposits:
   Interest bearing demand deposits              $  15,094   $    64   0.86%  $  12,351  $    41   0.66%
   Money market deposit accounts                   214,138     2,313   2.18%    131,037    1,116   1.71%
   Savings accounts                                  4,096        27   1.33%      3,064       19   1.24%
   Time deposits                                    79,926     1,119   2.82%     48,276      542   2.26%
                                                 ---------   -------          ---------  -------
     Total interest bearing deposits               313,254     3,523   2.27%    194,728    1,718   1.77%
Borrowings:
   Trust preferred capital notes                     9,279       285   6.19%      9,000      210   4.68%
   Other borrowed funds                              8,472       137   3.26%      5,593       36   1.30%
                                                 ---------   -------          ---------  -------
     Total borrowings                               17,751       422   4.79%     14,593      246   3.39%
                                                 ---------   -------          ---------  -------
        Total interest bearing liabilities         331,005     3,945   2.40%    209,321    1,964   1.89%
                                                 ---------   -------          ---------  -------
Net interest income and net yield
   on interest earning assets                                $ 8,369   3.78%             $ 5,739   3.85%
                                                             =======                     =======
Noninterest-bearing demand deposits                 96,950                       73,250
Other liabilities                                    1,364                        1,134
Stockholders' equity                                37,390                       34,989
                                                 ---------                    ---------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUTIY                        $ 466,709                    $ 318,694
                                                 =========                    =========


         Second Quarter 2005 vs. Second Quarter 2004. For the quarter ended June 30, 2005, net interest income increased $1.5 million, or 51%, to $4.3 million from $2.9 million earned during the same period in 2004. This was primarily a result of growth in earning assets, partially offset by increases in rates paid on interest bearing liabilities which exceeded the growth in rates received on interest earning assets. During the quarter ended June 30, 2005, total average earning assets increased by $160.2 million, or 53%, from the same period of 2004. Average loans outstanding grew by $113.2 million, or 57%, during the second quarter of 2005 compared to the same quarter in 2004, while at the same time, the yield on such loans increased by 36 basis points. Average securities increased $51.3 million, or 59%, during the second quarter of 2005 compared to the same period in 2004 and the yield on the securities portfolio increased by 27 basis points. Additional securities were purchased from the liquidity generated throughout the past year and invested in securities at yields greater than federal funds, but less than yields generated by loans. Federal funds sold decreased by $5.9 million over the same period last year and the yield on these funds increased by 191 basis points.

         During the second quarter of 2005, average interest bearing liabilities increased $131.3 million, or 61% from the same period of 2004. Interest bearing deposits increased $119.8 million with money market accounts growing by $78.6 million, or 58%, and time deposits increasing by $37.5 million, or 77%. During the second quarter of 2005, borrowings, which includes Federal funds purchased and trust preferred capital notes, increased $11.5 million. Interest expense paid on these liabilities during the second quarter of 2005 was $2.2 million compared with $1.0 million for the same period of 2004.

         The yield on earning assets increased 52 basis points to 5.64% for the quarter ending June 30, 2005 from 5.12% during the same period in 2004 reflecting the overall rise in interest rates from the second quarter of 2004 to the same period this year. The overall yield on loans increased 36 basis points while the yield on the securities portfolio increased 27 basis points and the yield on overnight investments increased 191 basis points. The cost of funds rose 66 basis points to 2.55% for the quarter ending June 30, 2005 from 1.89% during the same period in 2004.

         The resulting effect of the changes in interest rates between the quarters ended June 30, 2005 and 2004, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a slight decline in the net interest margin of 6 basis points from 3.81% in 2004 to 3.75% in 2005. Management believes this stability during a period of strong organic growth is indicative of the Company's interest rate risk management process.

TABLE 2: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                     THREE MONTHS ENDED            THREE MONTHS ENDED
                                                        JUNE 30, 2005                JUNE 30, 2004
                                                 ---------------------------- ---------------------------
                                                  AVERAGE              YIELD/   AVERAGE            YIELD/
(Dollars in thousands)                            BALANCE   INTEREST   RATE     BALANCE  INTEREST  RATE
                                                 ---------  --------   ------ ---------  --------  ------
ASSETS
Loans:
   Commercial                                   $  65,410   $ 1,117     6.85% $  51,496  $     704   5.50%
   Commercial real estate                         222,019     3,567     6.44%   133,266      2,132   6.43%
   Consumer                                        24,262       358     5.92%    13,769        191   5.58%
                                                ---------   -------           ---------  ---------
     Total loans                                  311,691     5,042     6.49%   198,531      3,027   6.13%
Loans held for sale                                 2,384        33     5.55%       730         10   5.51%
Taxable securities                                138,252     1,371     3.98%    86,956        802   3.71%
Federal funds sold and cash equivalents            12,615        88     2.80%    18,555         41   0.89%
                                                ---------   -------           ---------  ---------
     Total earning assets                         464,942     6,534     5.64%   304,772      3,880   5.12%
                                                ---------   -------           ---------  ---------
Less: allowance for loan losses                    (3,394)                       (2,200)
Cash and due from banks                            18,605                        20,561
Premises and equipment, net                         2,412                         1,812
Other assets                                        4,746                         3,462
                                                ---------                     ---------
     TOTAL ASSETS                               $ 487,311                     $ 328,407
                                                =========                     =========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest bearing deposits:
   Interest bearing demand deposits             $  16,306   $    32     0.79% $  12,993  $      22   0.68%
   Money market deposit accounts                  214,308     1,228     2.30%   135,707        582   1.72%
   Savings accounts                                 3,690        12     1.30%     3,370         10   1.19%
   Time deposits                                   86,547       646     2.99%    49,014        273   2.24%
                                                ---------   -------           ---------  ---------
     Total interest bearing deposits              320,851     1,918     2.40%   201,084        887   1.77%
Borrowings:
   Trust preferred capital notes                    9,279       149     6.44%     9,000        105   4.69%
   Other borrowed funds                            14,714       122     3.33%     3,499         10   1.15%
                                                ---------   -------           ---------  ---------
     Total borrowings                              23,993       271     4.53%    12,499        115   3.72%
                                                ---------   -------           ---------  ---------
        Total interest bearing liabilities        344,844     2,189     2.55%   213,583      1,002   1.89%
                                                ---------   -------           ---------  ---------
Net interest income and net yield
   on interest earning assets                               $ 4,345     3.75%            $   2,878   3.81%
                                                            =======                      =========
Noninterest-bearing demand deposits               103,301                        78,490
Other liabilities                                   1,672                         1,229
Stockholders' equity                               37,494                        35,105
                                                ---------                     ---------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUTIY                       $ 487,311                     $ 328,407
                                                =========                     =========


         Table 3 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change due to changes in the volume of average earning assets and interest bearing liabilities, and the changes due to changes in interest rates. As the table shows, the increase in net interest income of $1.5 million for the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, is due to the growth in the volume of earning assets and interest bearing liabilities. While the rise in interest rates has, to date, had an impact on interest income, it has had a greater impact on interest expense. Management has controlled its exposure to changes in interest rates such that dramatic declines in rates from 2001 through 2003 and the low but steadily rising interest rate environment since June 2004 has resulted in a modest $90,000 decline of net interest income during the second quarter of 2005 compared to the same quarter last year, whereas the growth in earning assets and interest bearing liabilities resulted in an increase of $1.6 million to net interest income. Interest income increased $2.7 million during the second quarter of 2005 compared to the second quarter of 2004 as higher yielding loans grew at a faster pace than securities and overnight investments resulting in a $2.2 million increase in interest income attributable to asset growth while changes in rates resulted in growth of interest income of $434,000. Interest expense during these comparable quarters increased $1.2 million with $663,000 of this rise attributable to growth in interest bearing liabilities while changes in rates resulted in an increase of interest expense of $524,000.


         The increase in net interest income of $2.6 million for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, is due to growth in earning assets and interest bearing liabilities offset slightly by changes in interest rates. While the rise in interest rates has, to date, had an impact on interest income, it has had a greater impact on interest expense. Management has controlled its exposure to changes in interest rates resulting in a modest $220,000 reduction of net interest income, whereas the growth in earning assets and interest bearing liabilities resulted in an increase of $2.9 million to net interest income. Interest income increased $4.6 million during the first six months of 2005 compared to the first six months of 2004 as higher yielding loans grew at a faster pace than securities and overnight investments resulting in a $3.9 million increase in interest income attributable to growth while changes in rates resulted in growth of interest income of $624,000. Interest expense during the first six months of 2005 compared to the same period in 2004 grew $2.0 million with $1.1 million of this rise attributable to growth in interest bearing liabilities while changes in rates resulted in an increase of interest expense of $844,000.

TABLE 3


                                                       THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                              2005 VS. 2004                        2005 VS. 2004
                                                    --------------------------------     ---------------------------------
                                                                   DUE TO CHANGE                         DUE TO CHANGE
                                                    INCREASE         IN AVERAGE           INCREASE         IN AVERAGE
                                                       OR       --------------------        OR        --------------------
   (Dollars in thousands)                          (DECREASE)    VOLUME        RATE      (DECREASE)     VOLUME       RATE
                                                   ----------    ------        ----      ----------     ------       ----
EARNING ASSETS:
Loans                                                $ 2,015     $ 1,735      $   280      $ 3,460     $ 3,190     $   270
Loans held for sale                                       23          23            0           40          41          (1)
Securities                                               569         476           93        1,016         750         266
Federal funds sold and cash equivalents                   47         (13)          60           95           7          88
                                                     -------     -------      -------      -------     -------     -------
  Total interest income                                2,654       2,221          433        4,611       3,988         623
INTEREST BEARING LIABILITIES:
Interest bearing demand deposits                          10           6            4           23           9          14
Money market deposit accounts                            646         339          307        1,197         711         486
Savings deposits                                           2           1            1            8           6           2
Time deposits                                            373         210          163          577         358         219
Borrowed funds                                           156         107           49          176          54         122
                                                     -------     -------      -------      -------     -------     -------
  Total interest expense                               1,187         663          524        1,981       1,138         843
                                                     -------     -------      -------      -------     -------     -------
     Net interest income                             $ 1,467     $ 1,558      $   (91)     $ 2,630     $ 2,850     $  (220)
                                                     =======     =======      =======      =======     =======     =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A potential loss factor is applied to these loans which considers the historical charge off history of the Company and its peer group, trends in delinquencies and loan grading, current economic conditions, and factors that include the composition of the Company's loan portfolio. At June 30, 2005, the Company had a $165,000 impaired loan on nonaccrual status, which is performing, and an additional $133,000 in loans on nonaccrual status or past due 90 days or more and still accruing. See Note 4 to the unaudited consolidated financial statements for additional information regarding the Company's asset quality and allowance for loan losses. While the dollar volume of total nonperforming loans at June 30, 2005 declined $67,000, or 18%, from $365,000 at June 30, 2004 to
$298,000 at June 30, 2005, more importantly, the percentage of total loans represented by such nonperforming loans has declined significantly from 0.18% at June 30, 2004 to 0.14% at December 31, 2004 to 0.09% at June 30, 2005.

         A methodology established in 2002 determining an appropriate allowance for loan losses was approved by the Audit Committee and the Board of Directors. The quarterly allowance and provision are approved by the Board. The methodology is reevaluated on a quarterly basis. Pending the development of a negative trend with respect to past due loans or charge offs or significant changes in economic conditions, the Company continues to maintain an allowance it believes is adequate.

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


                                               JUNE 30, 2005     DECEMBER 31, 2004    JUNE 30, 2004
                                             ----------------   ------------------- ---------------
                                                     PERCENT             PERCENT            PERCENT
                                                     OF TOTAL            OF TOTAL           OF TOTAL
(Dollars in thousands)                       AMOUNT   LOANS      AMOUNT   LOANS     AMOUNT   LOANS
                                              -----  -------     -----   -------     -----  -------
Construction loans                           $  271      11.6%   $  299     14.1%   $   58     11.1%
Commercial loans                                851      11.8%      553     13.1%    1,182     14.7%
Commercial real estate loans                  2,192      70.8%    1,868     67.0%    1,006     67.8%
Real estate 1-4 family residential               27       0.4%       20      0.6%       18      0.8%
Home equity loans                                58       2.4%       17      2.2%       15      2.3%
Consumer loans                                  133       3.0%       33      3.0%       26      3.3%
                                             ------     -----    ------    -----    ------    -----
   Balance end of the period                 $3,532       100%   $2,790      100%   $2,305      100%
                                             ======     =====    ======    =====    ======    =====


LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At June 30, 2005, total loans were $333.6 million, a 63% increase from the $204.6 million in loans outstanding at June 30, 2004. Total loans at June 30, 2005 represented a 33.4% increase from the $250.0 million of loans at December 31, 2004. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is largely confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.


         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Virtually all of the Company's commercial real estate mortgage and development loans, which account for approximately 71% of our total loans at June 30, 2005, relate to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. The local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect to properties occupied or managed by the owner.

         The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 5, 26% of the Company's loans are fixed rate loans and 91% of the Company's loans reprice or have a maturity date that falls within five years.

         Consumer loans consist primarily of secured installment credits to individuals. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 5.8% of the loan portfolio at June 30, 2005, as compared to 6.4% at June 30, 2004 and 5.8% at December 31, 2004.

TABLE 5

         Table 5 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at June 30, 2005. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.


                                                                      JUNE 30, 2005
                                              ----------------------------------------------------------
                                                             AFTER ONE
                                               WITHIN       YEAR THROUGH      AFTER FIVE
(Dollars in thousands)                        ONE YEAR       FIVE YEARS           YEARS            TOTAL
                                              --------       ----------           -----            -----
Construction loans                            $ 32,702         $  2,942         $  3,181         $ 38,825
Commercial loans                                28,497           10,541              210           39,248
Commercial real estate loans                   155,671           55,120           25,429          236,220
Real estate 1-4 family residential                 353              724              278            1,355
Home equity loans                                8,112                -                -            8,112
Consumer loans                                   7,909            1,658                -            9,567
Deposit overdrafts                                 276                -                -              276
                                              --------         --------         --------         --------
   Total loans                                $233,520         $ 70,985         $ 29,098         $333,603
                                              ========         ========         ========         ========


                                                             AFTER ONE
                                               WITHIN       YEAR THROUGH      AFTER FIVE
(Dollars in thousands)                        ONE YEAR       FIVE YEARS           YEARS            TOTAL
                                              --------       ----------           -----            -----
Fixed rate                                    $ 28,250         $ 46,123         $ 11,857         $ 86,230
Variable/Adjustable rate                       205,270           24,862           17,241          247,373
                                              --------         --------         --------         --------
   Total loans                                $233,520         $ 70,985         $ 29,098         $333,603
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

         The following table provides information regarding the composition of our investment portfolio at the dates indicated.


TABLE 6


                                                           AT JUNE 30, 2005             AT JUNE 30, 2004
                                                      --------------------------   ---------------------------
                                                                      PERCENT OF                    PERCENT OF
 (Dollars in thousands)                                BALANCE        PORTFOLIO     BALANCE         PORTFOLIO
                                                       -------        ---------     -------         ---------
Available for sale (at market value):
U.S. Agency                                           $109,026           81.7%      $ 64,924           76.5%
Mortgage-backed securities                              19,309           14.5%        14,794           17.4%
Adjustable rate mortgage-backed securities               1,328            1.0%         1,982            2.3%
Corporate bonds                                          1,962            1.5%         2,187            2.6%
Restricted stock                                         1,816            1.3%           988            1.2%
                                                      --------          -----       --------          -----
   Total                                              $133,441          100.0%      $ 84,875          100.0%
                                                      ========          =====       ========          =====


TABLE7

         The following table provides information regarding the maturity composition of our investment portfolio, at fair value, at June 30, 2005.

                             MATURITY OF SECURITIES
                                Years to Maturity

                                           Within          Over 1 Year         Over 5 Years           Over
                                           1 Year        through 5 Years    through 10 Years        10 Years               Total
                                     ----------------    ----------------   -----------------   -----------------   ---------------
(Dollars in thousands)                Amount    Yield     Amount    Yield    Amount     Yield    Amount     Yield     Amount  Yield
                                      ------    -----     ------    -----    ------     -----    ------     -----     ------  -----
Available for sale (fair value):
U. S. Agency                         $ 83,702    3.94%   $ 25,324    3.69%   $      -       -   $      -       -    $109,026  3.88%
Mortgage-backed securities                 32    5.60%      2,306    4.21%        434    4.30%    16,537    4.84%     19,309  4.76%
Adjustable rate mortgage-
   backed securities                        -       -           -       -           -       -      1,328    3.83%      1,328  3.83%
Corporate bonds                             -       -       1,962    5.19%          -       -          -    -          1,962  5.19%
Restricted stock                            -       -           -       -           -       -      1,816    3.57%      1,816  3.57%
                                     --------            --------            --------           --------            --------
     Total                           $ 83,734    3.94%   $ 29,592    3.83%   $    434    4.30%  $ 19,681    4.66%   $133,441  4.02%
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

         At June 30, 2005, we were modestly liability sensitive in the short term and then we become asset sensitive beyond three years. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors. These products may not reprice consistently with assets such as variable rate commercial loans or other loans that immediately reprice as the prime rate changes. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50bp up and 50bp down increments but not below zero. At June 30, 2005, the following 12-month impact on net interest income is estimated to range from a positive impact of 9.6% in a rising rate scenario, to a negative impact of (6.0)% if rates decline 200 basis points from current levels. In the rate shock scenarios the 12-month impact on net interest income is estimated to range from a positive impact of 2.1% if rates were to immediately increase 200 basis points, to a negative impact of (9.1)% if rates were to immediately decline 200 basis points. The Company believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the scenarios the Company believes are most likely to occur, but measured against a static interest rate environment as of June 30, 2005. The Company is positioned to improve earnings if rates continue to rise. With respect to further reductions in rates, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 100 basis point decline is realistic given that interest rates remain at low levels, and in light of the Federal Reserve's indications with respect to the interest rate environment. Thus management believes the exposure to further changes in interest rates would not have a material negative effect on the results of operations.

Static Rates                              -0-%
Most Likely Rates                        2.7 %
Ramp Up 100bp- 12 months                 2.6 %
Ramp Up 200bp- 12 months                 5.0 %
Ramp Down 100bp- 12 months              (2.8)%
Ramp Down 200bp- 12 months              (6.0)%
Rising Rate Scenario                     9.6 %
Low Rate Environment                     0.2 %

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

         The following table shows the detail of noninterest income for the three and six month periods ended June 30, 2005 and 2004.

TABLE 8

         The categories of noninterest income that exceed 1% of operating revenue are as follows:

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,          JUNE 30,
                                          ------------------   -----------------
(Dollars in thousands)                      2005     2004       2005      2004
                                          ------     -------   -----     -------
Service charges on deposit accounts         $ 82     $ 98       $157     $182
Cash management fees                          24       24         53       48
Other fee income                              93       65        151      135
Gain on sale of loans                        194      108        356      171
Gain on sale of securities                    10       14         18       54
                                            ----     ----       ----     ----
   Total noninterest income                 $403     $309       $735     $590
                                            ====     ====       ====     ====

         The increase in noninterest income during the three and six month periods ended June 30, 2005 compared to the same period last year is due in large part to an increase in the gain on sale of loans as the addition of mortgage lending officers and stepped-up marketing efforts have lead to a growth in loan originations.

TABLE 9

         The categories of noninterest expense that exceed 1% of operating revenue are as follows:


                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                                ------------------      ------------------
(Dollars in thousands)                           2005        2004        2005        2004
                                                ------      ------      ------      ------
Salaries and benefits                           $1,765      $1,135      $3,376      $2,158
Occupancy cost, net                                289         163         596         328
Equipment expense                                  158          92         325         166
Professional fees                                   44          56          82         101
Data processing costs                              116          98         235         203
Courier and express services                         5          35          17          76
Advertising and public relations                    93          61         155         105
State franchise tax                                103          66         186         131
Compliance expense                                  49           -          92           -
Other                                              307         235         618         370
                                                ------      ------      ------      ------
   Other noninterest expense                    $2,929      $1,941      $5,682      $3,638
                                                ======      ======      ======      ======

         Noninterest expense increased $2.1 million from $3.6 million to $5.7 million for the first six months of 2005, as compared to the same period in 2004. Approximately 60% of this increase is in salary and benefit costs. During 2004 the Company added personnel to staff the newly opened branches and administrative staff to support the growth in customers and transactions being processed. Occupancy costs and equipment costs increased 82% and 96% respectively over the first six months of 2004 as two new banking offices and an operations center were opened in the third quarter of 2004. The increase in state franchise tax is due to the increased capital of the Bank from earnings retention and capital infusions in 2004 and 2005. Noninterest expense increased $1.0 million from $1.9 million to $2.9 million for the second quarter of 2005, as compared to the same period in 2004. Compliance expense is now captured as a separate category and includes expenses related to compliance with regulatory initiatives such as the Bank Secrecy Act, Sarbanes-Oxley 404, and the Graham-Leach-Bliley Act.

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

TABLE 10

         The following table reflects deposits by category for the periods indicated.


                                                                     THREE MONTHS ENDED JUNE 30,
                                                       --------------------------------------------------------
                                                              2005               2004                2003
                                                       -----------------  -----------------   -----------------
                                                       AVERAGE   AVERAGE  AVERAGE   AVERAGE   AVERAGE   AVERAGE
(Dollars in thousands)                                 BALANCE    RATE    BALANCE    RATE     BALANCE     RATE
                                                      --------   -------  -------   --------  -------    -------
Deposits:
     Noninterest-bearing demand                       $103,301       -%   $ 78,490       -%   $ 67,480       -%
     Interest-bearing demand                            16,306    0.79      12,993    0.68       9,689    0.87
     Money Market                                      214,308    2.30     135,707    1.72     109,087    1.94
     Savings                                             3,690    1.30       3,370    1.19       1,607    1.50
     Certificates of deposit of $100,000 or more        71,702    3.06      34,834    2.22      26,962    2.75
     Other time                                         14,845    2.32      14,180    2.29      14,472    2.72
                                                      --------    ----    --------    ----    --------    ----
  Total interest bearing deposits                      320,851    2.40%    201,084    1.77%    161,817    2.08%
                                                      --------            --------            --------

       Total deposits                                 $424,152            $279,574            $229,297
                                                      ========            ========            ========

TABLE 11

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities as of June 30, 2005.


                         3 MONTHS       4 TO 6       7 TO 9      10 TO 12     OVER 12
(Dollars in thousands)    OR LESS       MONTHS       MONTHS       MONTHS       MONTHS           TOTAL
                          -------      -------      --------     --------     -------         ---------
Certificates of
deposit less
than $100,000           $  5,423      $  1,784      $  1,810      $  1,955      $  4,309      $ 15,281
Certificates of
deposit of
$100,000 or more          26,567        25,474        15,709        14,501        17,845       100,096
                         -------        ------        ------        ------        ------       -------
                        $ 31,990      $ 27,258      $ 17,519      $ 16,456      $ 22,154      $115,377
                        ========       =======       =======       =======       =======      ========


CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At June 30, 2005, stockholders' equity increased $3.8 million to $38.4 million from the $34.6 million in equity at June 30, 2004. The rise in equity was a result of the $3.3 million increase in retained earnings over the past twelve months and the $339,000 increase in other comprehensive income resulting from a decline in unrealized losses on securities. In addition, $233,000 was contributed to capital from the exercise of options and sale of shares in the Company's KSOP plan.

         Capital Requirement. A comparison of the Company's and the Bank's regulatory capital at June 30, 2005, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 12


                                                         MINIMUM        MINIMUM TO BE
                                         ACTUAL         GUIDELINES    "WELL CAPITALIZED"
                                         ------         ----------    ------------------
Total Risk-Based Capital
   Company                                14.3%             8.0%             N/A
   Bank                                   12.1%             8.0%            10.0%

Tier 1 Risk-Based Capital
   Company                                13.3%             4.0%             N/A
   Bank                                   11.1%             4.0%             6.0%

Tier 1 Leverage Ratio
   Company                                 9.9%             4.0%             N/A
   Bank                                    8.3%             4.0%             5.0%



OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         For information about off balance sheet arrangements and contractual obligations of the Company, refer to item 7 of the Company's Form 10-K for the year ended December 31, 2004. There have been no material changes in off balance sheet arrangements and contractual obligations of the Company since December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Liquidity and Interest Rate Sensitivity Management."

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                           PART II. Other Information

Item 1. Legal Proceedings
        None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

         (a)      Sales of Unregistered Securities.         None

         (b)      Use of Proceeds                           Not Applicable.

         (c)      Purchases of Securities                   None

Item 3. Defaults Upon Senior Securities                     None

Item 4. Submission of Matters to a Vote of Security Holders.

         On April 28, 2005, the annual meeting of shareholders of the Company was held for the purpose of electing eleven (11) directors to serve until the next annual meeting and until their successors are duly elected and qualified. The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.

                                                           Broker
   Name                               For      Against    Non-votes
   ----                            ---------   ------     ---------
Dr. Terry L. Collins               3,099,059    51,664        -
Norman P. Horn                     3,099,059    51,664        -
Dr. David C. Karlgaard             3,099,059    51,664        -
Richard I. Linhart                 3,091,437    59,286        -
Richard C. Litman                  3,098,464    52,259        -
John R. Maxwell                    3,099,059    51,664        -
Dr. Alvin E. Nashman               3,099,059    51,664        -
Thomas L. Patterson                3,098,809    51,914        -
David W. Pijor                     3,099,059    51,664        -
Helen Newman Roche                 3,098,714    52,009        -
Russell E. Sherman                 3,098,809    51,914        -

Item 5.   Other Information

         (a)      Required Form 8-K Disclosures            None

         (b)      Changes in Procedures for Director
                  Nominations by Security Holders.          None

Item 6. Exhibits

Number     Description
------     -----------

3(a)       Articles of Incorporation of James Monroe Bancorp (1)

3(b)       Bylaws of James Monroe Bancorp (2)

4(a) Indenture, dated as of March 26, 2002 between James Monroe Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (3)

4(b) Amended and Restated Declaration of Trust, dated as of March 26, 2002 among James Monroe Bancorp, Inc., State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, and John R. Maxwell, David W. Pijor and Richard I. Linhart as Administrators (3)

4(c) Guarantee Agreement dated as of March 26, 2002, between James Monroe Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (3)

4(d) Indenture, dated as of July 31, 2003 between James Monroe Bancorp, and U.S. Bank, Inc. National Association, as trustee (3)

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

31(c)      Certification of Chief Financial Officer

32(a)      Certification of Chief Executive Officer

32(b)      Certification of Chief Operating Officer

32(c)      Certification of Chief Financial Officer

------------

(1) Incorporated by reference to exhibit 3(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

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

Date: August 12, 2005          BY: /s/John R. Maxwell
                                   ------------------------------------------
                               John R. Maxwell, President &
                               Chief Executive Officer


Date: August 12, 2005          BY: /s/ Richard I. Linhart
                                   ------------------------------------------
                               Richard I. Linhart, Executive Vice President &
                               Chief Operating Officer


Date: August 12, 2005          BY: /s/ John J. Brough
                                   ------------------------------------------
                               John J. Brough, Senior Vice President &
                               Chief Financial Officer