Form 10-Q
period 2005-09-30
MONROE JAMES BANCORP INC
filed 2005-11-14
CIK 1114868

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________________to ___________________

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___ .

Indicate by check mark whether the registrant is an accelerated filer as defined
in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ___   No X .

Indicate by check mark whether the registrant is a shell company as defined in
Rule 12b-2 of the Securities Exchange Act. Yes ___.    No X .

The number of shares of the registrant's common stock, $1 par value, as of October 31, 2005 is 4,458,422.

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                                  Page No.

Part I.    Financial Information

           Item 1.  Financial Statements
                    Consolidated Balance Sheets at September 30, 2005
                         December 31, 2004, and September 30, 2004                                  3
                    Consolidated Statements of Income for the three and nine months ended
                          September 30, 2005 and 2004                                               4
                    Consolidated Statements of Changes in Stockholders'
                         Equity for the nine months ended September 30, 2005 and 2004               5
                    Consolidated Statements of Cash Flows for the nine months
                         ended September 30, 2005 and 2004                                          6
                    Notes to Interim Consolidated Financial Statements                              7

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                            15

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     31

           Item 4.  Controls and Procedures                                                        31

Part II.   Other Information

           Item 1.  Legal Proceedings                                                              32

           Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    32

           Item 3.  Defaults Upon Senior Securities                                                32

           Item 4.  Submission of Matters to a Vote of Security Holders                            32

           Item 5.  Other Information                                                              32

           Item 6.  Exhibits                                                                       32

                          PART I. Financial Information

Item 1. Financial Statements


                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
         September 30, 2005, December 31, 2004, and September 30, 2004
                    (Dollars in thousands, except share data)

                                                      (Unaudited)           (Audited)          (Unaudited)
                                                     SEPTEMBER 30,         DECEMBER 31,       SEPTEMBER 30,
                                                         2005                 2004                2004
                                                   -----------------    -----------------   ------------------
ASSETS
  Cash and due from banks                                 $  16,675            $   9,286            $  14,831
  Interest bearing deposits in banks                            195                2,442                1,668
  Federal funds sold                                              -               35,754               48,275
  Securities available for sale, at fair value              119,416              146,795              118,053
  Loans held for sale                                         3,389                2,987                  549
  Loans:
    Loans, net of unearned income                           362,049              249,996              230,104
    Allowance for loan losses                                (3,766)              (2,790)              (2,577)
                                                   -----------------    -----------------   ------------------
  Loans, net                                                358,283              247,206              227,527
  Bank premises and equipment, net                            2,375                2,438                2,357
  Accrued interest receivable                                 2,613                1,977                1,746
  Other assets                                                2,777                1,885                1,707
                                                   -----------------    -----------------   ------------------

TOTAL ASSETS                                              $ 505,723            $ 450,770            $ 416,713
                                                   =================    =================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest bearing deposits                          $ 114,547             $ 91,857            $ 102,054
    Interest bearing deposits                               308,852              312,197              268,565
                                                   -----------------    -----------------   ------------------
  Total deposits                                            423,399              404,054              370,619
  Federal funds purchased                                    14,974                    -                    -
  Federal Home Loan Bank advances                            18,000                    -                    -
  Trust preferred capital notes                               9,279                9,279                9,279
  Accrued interest payable and other liabilities              1,421                  536                  643
                                                   -----------------    -----------------   ------------------
    Total liabilities                                       467,073              413,869              380,541
                                                   -----------------    -----------------   ------------------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized
    10,000,000 shares; 4,458,422 issued
    and outstanding at September 30, 2005,
    4,445,224 at December 31, 2004, 4,437,869
    at September 30, 2004                                     4,458                4,445                4,438
  Capital surplus                                            24,469               24,325               24,204
  Retained earnings                                          11,406                8,458                7,633
  Accumulated other comprehensive income (loss)              (1,683)                (327)                (103)
                                                   -----------------    -----------------   ------------------
Total stockholders' equity                                   38,650               36,901               36,172
                                                   -----------------    -----------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 505,723            $ 450,770            $ 416,713
                                                   =================    =================   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)

                                                              (Unaudited)                      (Unaudited)
                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ------------------------------   ------------------------------
                                                         2005             2004            2005             2004
                                                     -------------    -------------   -------------    -------------
INTEREST AND DIVIDEND INCOME:
Loans, including fees                                     $ 5,795          $ 3,318        $ 15,065          $ 9,128
Loans held for sale                                            46                8             104               26
Securities, taxable                                         1,271              988           4,112            2,813
Federal funds sold                                             74              112             208              162
Other interest income                                          28                -              39                -
                                                     -------------    -------------   -------------    -------------
Total interest and dividend income                          7,214            4,426          19,528           12,129
                                                     -------------    -------------   -------------    -------------
INTEREST EXPENSE:
Deposits                                                    2,208            1,120           5,731            2,838
Federal funds purchased                                       140                -             277               36
Borrowed funds                                                160              117             445              327
                                                     -------------    -------------   -------------    -------------
Total interest expense                                      2,508            1,237           6,453            3,201
                                                     -------------    -------------   -------------    -------------
Net interest income                                         4,706            3,189          13,075            8,928
PROVISION FOR LOAN LOSSES                                     234              273           1,013              766
                                                     -------------    -------------   -------------    -------------
Net interest income after provision for loan losses         4,472            2,916          12,062            8,162
                                                     -------------    -------------   -------------    -------------
NONINTEREST INCOME:
Service charges and fees                                       90               72             247              254
Gain (loss) on sale of securities                              (5)               -              13               54
Gain on sale of loans                                         280               77             636              248
Other                                                         144               82             348              265
                                                     -------------    -------------   -------------    -------------
Total noninterest income                                      509              231           1,244              821
                                                     -------------    -------------   -------------    -------------
NONINTEREST EXPENSES:
Salaries and wages                                          1,683              905           4,532            2,721
Employee benefits                                             280              178             807              520
Occupancy expenses                                            305              265             901              593
Equipment expenses                                            166              138             491              304
Other operating expenses                                      708              589           2,093            1,575
                                                     -------------    -------------   -------------    -------------
Total noninterest expenses                                  3,142            2,075           8,824            5,713
                                                     -------------    -------------   -------------    -------------
Income before income taxes                                  1,839            1,072           4,482            3,270
PROVISION FOR INCOME TAXES                                    629              367           1,534            1,125
                                                     -------------    -------------   -------------    -------------
Net income                                                $ 1,210            $ 705         $ 2,948          $ 2,145
                                                     =============    =============   =============    =============

EARNINGS PER SHARE, basic                                  $ 0.27           $ 0.16          $ 0.66           $ 0.48
EARNINGS PER SHARE, diluted                                $ 0.26           $ 0.15          $ 0.63           $ 0.46

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
             For the Nine Months Ended September 30, 2005, and 2004
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Accumulated
                                                                                      Other                            Total
                                                  Common    Capital    Retained    Comprehensive    Comprehensive    Stockholders'
                                                  Stock     Surplus    Earnings    Income (Loss)        Income          Equity
                                                 --------   -------    --------    -------------    -------------    -------------

Balance January 1, 2004                          $ 2,944    $25,425     $ 5,491        $ 31                            $ 33,891
Comprehensive income:
  Net income                                                              2,145                        $ 2,145            2,145
  Net change in unrealized (loss)
    on available for sale securities, net of
    deferred taxes of $69                                                              (134)              (134)            (134)
                                                                                                       -------
  Total comprehensive income                                                                           $ 2,011
                                                                                                       =======
  Issuance of common stock                             3         71                                                          74
  Effect of stock split                            1,478     (1,478)                                                          -

  Cash paid in lieu of fractional shares                                     (3)                                             (3)
  Exercise of stock options                           13        186                                                         199
                                                 -------     ------     -------     -------                            --------
BALANCE, SEPTEMBER 30, 2004                      $ 4,438    $24,204     $ 7,633     $  (103)                           $ 36,172
                                                 =======    =======     =======     =======                            ========

                                                                                   Accumulated
                                                                                      Other                            Total
                                                  Common    Capital    Retained    Comprehensive    Comprehensive    Stockholders'
                                                  Stock     Surplus    Earnings    Income (Loss)        Income          Equity
                                                 --------   -------    --------    -------------    -------------    -------------

Balance January 1, 2005                           $4,445    $24,325      $8,458      $ (327)                           $ 36,901
Comprehensive income:
  Net income                                                              2,948                        $ 2,948            2,948
  Net change in unrealized (loss)
    on available for sale  securities, net of
    deferred taxes of $698                                                           (1,356)            (1,356)          (1,356)
                                                                                                      --------
  Total comprehensive income                                                                           $ 1,592
                                                                                                       =======
  Issuance of common stock                             5        103                                                         108
  Exercise of stock options                            8         41                                                          49
                                                 -------     ------     -------     -------                            --------
BALANCE, SEPTEMBER 30, 2005                       $4,458    $24,469    $ 11,406    $ (1,683)                           $ 38,650
                                                 =======    =======     =======     =======                            ========

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2005 and 2004
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          -------------------------------
                                                                                            2005                 2004
                                                                                          --------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $  2,948             $   2,145
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                                447                   257
  Provision for loan losses                                                                  1,013                   766
  Amortization of bond premium                                                                 195                   243
  Accretion of bond discount                                                                  (181)                  (62)
  Realized (gain) on sales of securities available for sale                                    (13)                  (54)
  Realized (gain) on sales of loans held-for-sale                                             (636)                 (248)
  Origination of loans held-for-sale                                                       (43,116)              (12,724)
  Proceeds from sales of loans held-for-sale                                                43,350                12,984
  Deferred income tax (benefit)                                                               (317)                 (340)
  (Increase) in accrued interest receivable                                                   (636)                 (410)
  (Increase) decrease in other assets                                                          123                   (53)
  Increase (decrease) in accrued interest payable and other liabilities                        885                  (115)
                                                                                          --------             ---------
    Net cash provided by operating activities                                                4,062                 2,389
                                                                                          --------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                                (3,178)              (50,349)
  Proceeds from calls and maturities of securities available for sale                       14,644                18,197
  Proceeds from sales of securities available for sale                                      13,858                36,169
  Purchases of premises and equipment                                                         (384)               (1,226)
  (Increase) decrease in interest bearing cash balances                                      2,247                (1,668)
  (Increase) decrease in Federal funds sold                                                 35,754               (48,275)
  Net (increase) in loans                                                                 (112,090)              (61,201)
                                                                                          --------             ---------
    Net cash (used in) investing activities                                                (49,149)             (108,353)
                                                                                          --------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, savings deposits
    and money market accounts                                                              (28,004)              109,905
  Net increase in time deposits                                                             47,349                 5,598
  Net increase (decrease) in Federal funds purchased                                        14,974                (6,886)
  Net increase in Federal Home Loan Bank advances                                           18,000                     -
  Proceeds from issuance of common stock                                                       157                   273
  Cash paid in lieu of fractional shares                                                         -                    (3)
                                                                                          --------             ---------
    Net cash provided by financing activities                                               52,476               108,887
                                                                                          --------             ---------

Increase in cash and due from banks                                                       $  7,389             $   2,923
CASH AND DUE FROM BANKS
  Beginning                                                                               $  9,286             $  11,908
                                                                                          --------             ---------
  Ending                                                                                  $ 16,675             $  14,831
                                                                                          ========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid on deposits and borrowed funds                                            $  6,185             $   3,383
                                                                                          ========             =========
  Income taxes paid                                                                       $  1,627             $   1,218
                                                                                          ========             =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
  unrealized (loss) on securities available for sale                                      $ (2,054)            $    (203)
                                                                                          ========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                   JAMES MONROE BANCORP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole operating subsidiary. James Monroe Bank commenced banking operations on June 8, 1998. As of September 30, 2005 the Company operated the main office in Arlington, Virginia, one branch in Annandale, Virginia, one branch and a drive-up facility in Leesburg, Virginia, one branch in Fairfax City, Virginia, one branch in Chantilly, Virginia, one branch in Manassas, Virginia, and one loan production office in Gaithersburg, Maryland.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. All such adjustments and reclassifications are of a normal and recurring nature. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004.

Stock Compensation Plans. At September 30, 2005, the Company had three stock based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation.

Effective April 13, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all "underwater" unvested stock options including options held by executive officers. A stock option was considered "underwater" if the option exercise price was greater than $18.05 per share, the opening market price as of the date of the board action. In addition, the Board of Directors of the Company approved the granting and immediate vesting of 11,250 shares of the Company's stock to an Executive Officer of the Company. Under the Executive Officer's employment agreement with the Company these shares were originally scheduled to be granted in the fourth quarter of 2005. As a result of these actions, the vesting of options to purchase 66,500 shares of the Company's common stock was accelerated.

                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                SEPTEMBER 30,                             SEPTEMBER 30,
                                                    -------------------------------------     -------------------------------------
                                                         2005                 2004                  2005                2004
                                                    ----------------    -----------------     -----------------   -----------------
(Dollars in thousands, except per share data)

Net income, as reported                                     $ 1,210                $ 705               $ 2,948             $ 2,145
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards                                          (201)                (114)                 (965)               (556)
                                                    ----------------    -----------------     -----------------   -----------------
Pro forma net income                                        $ 1,009                $ 591               $ 1,983             $ 1,589
                                                    ================    =================     =================   =================

Earnings per share:
     Basic- as reported                                        0.27                 0.16                  0.66                0.48
                                                    ================    =================     =================   =================
     Basic- pro forma                                          0.23                 0.13                  0.45                0.36
                                                    ================    =================     =================   =================
     Diluted- as reported                                      0.26                 0.15                  0.63                0.46
                                                    ================    =================     =================   =================
     Diluted- pro forma                                        0.21                 0.13                  0.42                0.34
                                                    ================    =================     =================   =================

NOTE 2.  EARNINGS PER SHARE

The following table discloses the calculation of basic and diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004. The average shares outstanding and per share calculations have been restated to reflect the 3-for-2 stock split discussed in Note 7 and all preceding stock splits.


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                      ------------------------------------  ------------------------------------
                                                           2005                2004              2005                 2004
                                                      ----------------    ----------------  ----------------     ---------------
(Dollars in thousands, except per share data)

Net Income                                                    $ 1,210               $ 705           $ 2,948             $ 2,145
                                                      ================    ================  ================     ===============

Weighted average shares outstanding--basic                  4,451,945           4,437,527         4,448,526           4,434,214
Common share equivalents for stock options                    282,754             240,809           256,463             238,316
                                                      ----------------    ----------------  ----------------     ---------------
Weighted average shares outstanding--diluted                4,734,699           4,678,336         4,704,989           4,672,530
                                                      ================    ================  ================     ===============

Earnings per share-basic                                       $ 0.27              $ 0.16            $ 0.66              $ 0.48
                                                      ================    ================  ================     ===============
Earnings per share-diluted                                     $ 0.26              $ 0.15            $ 0.63              $ 0.46
                                                      ================    ================  ================     ===============

NOTE 3.  SECURITIES AVAILABLE FOR SALE

Securities available for sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in stockholders' equity as a component of "accumulated other comprehensive income (loss)." Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain (loss) on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available for sale at September 30, 2005, December 31, 2004, and September 30, 2004, are summarized in the tables that follow. The Company classifies all securities as available for sale.


                                                          SEPTEMBER 30, 2005
                                   ----------------------------------------------------------------
                                                        GROSS           GROSS          ESTIMATED
                                     AMORTIZED       UNREALIZED       UNREALIZED        MARKET
(Dollars in thousands)                  COST            GAINS           LOSSES           VALUE
                                   --------------  ---------------  --------------  ---------------
U.S. agency                             $ 97,645              $ -        $ (1,908)        $ 95,737
Mortgage-backed securities                19,752               33            (481)          19,304
Corporate notes                            1,853                -            (194)           1,659
Restricted stock                           2,716                -               -            2,716
                                   --------------  ---------------  --------------  ---------------
Total securities                       $ 121,966             $ 33        $ (2,583)       $ 119,416
                                   ==============  ===============  ==============  ===============

                                                           DECEMBER 31, 2004
                                   ----------------------------------------------------------------
                                                        GROSS           GROSS          ESTIMATED
                                     AMORTIZED       UNREALIZED       UNREALIZED        MARKET
(Dollars in thousands)                  COST            GAINS           LOSSES           VALUE
                                   --------------  ---------------  --------------  ---------------
U.S. agency                            $ 121,594            $ 229          $ (686)       $ 121,137
Mortgage-backed securities                22,208              172            (208)          22,172
Corporate notes                            2,151               26             (29)           2,148
Restricted stock                           1,338                -               -            1,338
                                   --------------  ---------------  --------------  ---------------
Total securities                       $ 147,291            $ 427          $ (923)       $ 146,795
                                   ==============  ===============  ==============  ===============

                                                           SEPTEMBER 30, 2004
                                   ----------------------------------------------------------------
                                                        GROSS           GROSS          ESTIMATED
                                     AMORTIZED       UNREALIZED       UNREALIZED        MARKET
(Dollars in thousands)                  COST            GAINS           LOSSES           VALUE
                                   --------------  ---------------  --------------  ---------------
U.S. agency                             $ 97,718            $ 356          $ (503)        $ 97,571
Mortgage-backed securities                17,289              165            (197)          17,257
Corporate notes                            2,154               45             (22)           2,177
Restricted Stock                           1,048                -               -            1,048
                                   --------------  ---------------  --------------  ---------------
Total securities                       $ 118,209            $ 566          $ (722)       $ 118,053
                                   ==============  ===============  ==============  ===============

Information pertaining to securities with gross unrealized losses at September 30, 2005 and December 31, 2004, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:


                                                SEPTEMBER 30, 2005
                            --------------------------------------------------------
                               LESS THAN 12 MONTHS           12 MONTHS OR MORE
                            ---------------------------  ---------------------------
                                           UNREALIZED                   UNREALIZED
(Dollars in thousands)       FAIR VALUE      (LOSS)      FAIR VALUE       (LOSS)
                            -------------  ------------  ------------  -------------
U.S. Government and
federal agency                  $ 68,619      $ (1,032)     $ 27,118       $   (876)
Mortgage backed                   11,953          (322)        5,115           (159)
Corporate notes                      728           (84)          931           (110)
                            -------------  ------------  ------------  -------------
Total                           $ 81,300      $ (1,438)     $ 33,164       $ (1,145)
                            =============  ============  ============  =============

                                                DECEMBER 31, 2004
                            --------------------------------------------------------
                               LESS THAN 12 MONTHS           12 MONTHS OR MORE
                            ---------------------------  ---------------------------
                                           UNREALIZED                   UNREALIZED
(Dollars in thousands)       FAIR VALUE      (LOSS)      FAIR VALUE       (LOSS)
                            -------------  ------------  ------------  -------------
U.S. Government and
federal agency                  $ 53,745        $ (336)     $ 11,192         $ (350)
Mortgage backed                    7,505          (109)        3,556            (99)
Corporate notes                    1,020           (29)            -              -
                            -------------  ------------  ------------  -------------
Total                           $ 62,270        $ (474)     $ 14,748         $ (449)
                            =============  ============  ============  =============

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

The bonds in an unrealized loss position at September 30, 2005 and December 31, 2004 were temporarily impaired due to the current interest rate environment and not increased credit risk. All securities owned by the Company are payable at par at maturity. Of the securities temporarily impaired at September 30, 2005, 26 are U.S. Government agency issued bonds (Government National Mortgage Association and the Federal Home Loan Bank) rated AAA by Standard and Poor's, 38 are government sponsored enterprise issued bonds (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor's, and two are corporate bonds rated investment grade by Standard and Poor's. As management has the ability and intends to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4.  LOANS

Major classifications of loans at September 30, 2005, December 31, 2004, and September 30, 2004 are summarized in the following table.


                                                   SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,
(Dollars in thousands)                                  2005               2004               2004
                                                  -----------------  -----------------  ------------------
Construction loans                                        $ 42,220           $ 35,166            $ 30,163
Commercial loans                                            39,792             32,782              32,519
Commercial real estate loans                               260,517            167,696             154,286
Real estate 1-4 family residential                           1,358              1,559               1,607
Home equity loans                                            8,190              5,400               5,242
Consumer loans                                               9,664              7,290               6,230
Deposit overdrafts                                             308                103                  57
                                                  -----------------  -----------------  ------------------
Total loans                                                362,049            249,996             230,104
Less: allowance for loan losses                             (3,766)            (2,790)             (2,577)
                                                  -----------------  -----------------  ------------------
Net Loans                                                $ 358,283          $ 247,206           $ 227,527
                                                  =================  =================  ==================

Changes in the allowance for loan losses are as follows:


                                                  NINE MONTHS ENDED        YEAR ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,         DECEMBER 31,         SEPTEMBER 30,
(Dollars in thousands)                                   2005                 2004                  2004
                                                  -------------------  -------------------   -------------------
Beginning balance                                       $ 2,790             $ 1,955               $ 1,955
Loan charge-offs:
  Commercial                                                (36)               (135)                 (135)
  Consumer                                                   (1)                (21)                  (10)
                                                  --------------  ------------------   -------------------
    Total charge-offs                                       (37)               (156)                 (145)
Recoveries of loans previously charged-off:
  Commercial                                                  -                   -                     -
  Consumer                                                    -                   1                     1
                                                  --------------  ------------------   -------------------
    Total recoveries                                          -                   1                     1
                                                  --------------  ------------------   -------------------
  Net charge-offs                                           (37)               (155)                 (144)
                                                  --------------  ------------------   -------------------
Provision for loan losses                                 1,013                 990                   766
                                                  --------------  ------------------   -------------------
Ending balance                                          $ 3,766             $ 2,790               $ 2,577
                                                  ==============  ==================   ===================

         The following table presents the amounts of nonperforming assets at the dates indicated.

                                               SEPTEMBER 30,         DECEMBER 31,        SEPTEMBER 30,
(Dollars in thousands)                             2005                 2004                 2004
                                             -----------------    -----------------    -----------------
Nonaccrual loans
  Commercial                                            $ 225                $ 349                $ 354
  Consumer                                                  -                    -                    -
                                             -----------------    -----------------    -----------------
    Total nonaccrual loans                                225                  349                  354
Loans past-due 90-days or more
  Commercial                                               22                    -                   40
  Consumer                                                 96                    -                    7
                                             -----------------    -----------------    -----------------
    Total loans past-due 90-days or more                  118                    -                   47
Restructured loans                                          -                    -                    -
                                             -----------------    -----------------    -----------------
    Total nonperforming assets                          $ 343                $ 349                $ 401
                                             =================    =================    =================

NOTE 5.  DEPOSITS

Interest bearing deposits consist of the following:

                                                        SEPTEMBER 30,      DECEMBER 31,      SEPTEMBER 30,
(Dollars in thousands)                                      2005               2004              2004
                                                       ----------------   ----------------  ----------------
NOW accounts                                                 $  18,126          $  14,389         $  14,209
Savings accounts                                                 3,189              4,361             4,421
Money market accounts                                          167,056            220,315           195,824
Certificates of deposit under $100,000                          13,710             12,210            11,637
Certificates of deposit $100,000 and over                      104,794             59,310            40,991
Individual retirement accounts                                   1,977              1,612             1,483
                                                       ----------------   ----------------  ----------------
Total interest bearing deposits                              $ 308,852          $ 312,197         $ 268,565
                                                       ================   ================  ================

NOTE 6.  TRUST PREFERRED CAPITAL SECURITIES

On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust I's outstanding common securities. On March 26, 2002, $5 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities bear interest at a rate equal to the three month LIBOR plus 360 basis points, subject to a cap of 11% which is set and payable on a quarterly basis. During 2004, the interest rates ranged from 4.71% to 5.55%. The rate for the quarterly period beginning June 26, 2005 was 7.07%. The rate for the quarterly period beginning September 26, 2005 is 7.56%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

On July 16, 2003, James Monroe Statutory Trust II, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust II's outstanding common securities. On July 31, 2003, $4 million of the trust preferred securities were issued in a private placement transaction. The securities bear interest at a rate equal to the three month LIBOR plus 310 basis points, subject to a cap of 12% which is set and payable on a quarterly basis. During 2004, the interest rates ranged from 4.20% to 5.08%. The rate for the quarterly period beginning June 30, 2005 was 6.59%. The rate for the quarterly period beginning September 30, 2005 is 7.06%. The securities have a maturity date of July 31, 2033, and are subject to ranging call provisions beginning July 31, 2008.

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

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that
(1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), "Share-Based Payment," (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have a material impact on the Company's results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company's results of operations at the present time.

In November 2004, the Emerging Issues Task Force (EITF) published Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (GAAP) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, FASB directed its staff to issue two proposed FASB Staff Positions (FSP):
Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments") would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

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

INTRODUCTION

         This Management's Discussion and Analysis reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the nine months ended September 30, 2005 and 2004. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

         There were no changes to the Company's critical accounting policies in the third quarter of 2005. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2004 ARE:

         o  Assets grew $55.0 million (12%).
         o  Loans grew $112 million (45%).
         o  Deposits grew $19 million (5%).
         o Net interest margin was 3.80% for the first nine months of 2005 compared to 3.72% for the full year 2004 and 3.78% during the first nine months of 2004.
         o Asset quality remained strong as the dollar volume of total nonperforming loans at September 30, 2005 declined $6,000, from $349,000 at December 31, 2004 to $343,000 at September 30, 2005.
            More importantly, the percentage of total loans represented by such nonperforming loans has declined significantly from 0.14% at December 31, 2004 to 0.09% at September 30, 2005. The allowance for loan losses totaled 1.04% of total loans outstanding at September 30, 2005.
         o The Company ended the quarter with adequate capital to support further growth.
         o Initiatives undertaken during 2004 including the Company's expansion into the Chantilly and Manassas markets, and the opening of a new operations center, were growth oriented initiatives taken after additional capital was raised in the fourth quarter of 2003. While these pro-active initiatives have increased operating expenses, as evidenced by the rise in the Bank's efficiency ratio to 60% for the third quarter of 2005, the Company's focus remains on a long term strategy of expanding our franchise throughout the Northern Virginia market.

FINANCIAL OVERVIEW

         The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2004.

BALANCE SHEET

         September 30, 2005 vs. December 31, 2004 and September 30, 2004. Total assets increased to $505.7 million at September 30, 2005, an increase of $55.0 million from December 31, 2004, and an increase of $89.0 million from September 30, 2004. The increase in assets since September 30, 2004 was funded by the Company's growth in deposits and short term borrowings. Since September 30, 2004, deposits increased $52.8 million, with noninterest bearing deposits increasing $12.5 million, and interest bearing deposits increasing $40.3 million. Short term borrowings totaled $33.0 million at quarter-end. Through the growth in deposits and short term borrowings, combined with a reallocation of federal funds sold to higher yielding assets, the Company was able to fund $131.9 million increase in loans. Securities increased $1.4 million and overnight investments decreased $48.3 million. Net loans increased $112.1 million from December 31, 2004 funded by deposit growth of $19.3 million, borrowings of $33.0 million, and a decline in securities and funds sold of $63.1 million.

RESULTS OF OPERATIONS

         Nine Months 2005 vs. Nine Months 2004. For the nine months ended September 30, 2005, the Company had net income of $2,948,000, or $.63 per diluted share, compared to $2,145,000 or $.46 per diluted share, for the comparable period of 2004. Annualized return on average assets was .82% for the nine months ended September 30, 2005, compared to .85% for the same nine month period in 2004. Return on average equity was 10.40% for the nine months ended September 30, 2005, compared with 8.14% for the same nine month period in 2004.

         Third Quarter 2005 vs. Third Quarter 2004. For the quarter ended September 30, 2005, the Company had net income of $1,210,000, or $.26 per diluted share, compared to $705,000 or $.15 per diluted share, for the comparable period of 2004. Annualized return on average assets was .95% for the three months ended September 30, 2005, compared to .76% for the same three month period in 2004. Return on average equity was 12.36% for the nine months ended September 30, 2005, compared with 7.89% for the same nine month period in 2004.

         During the third quarter of 2005, the Company continued to focus on managing its net interest margin, especially in light of the low, but rising, interest rate environment. Beginning in 2001 through June 2003, the Federal Reserve reduced the federal funds target rate an aggregate of 550 basis points. These dramatic reductions over a relatively short period continued to impact the loan and investment portfolios in 2003 and 2004, as loans repriced on a delayed basis or renewed at lower interest rates, and as investment securities matured or were called, and were reinvested at lower rates. This was partially offset by continued repricing upon renewal of certificates of deposit. While the Federal Reserve began to reverse the rate reductions, through a series of eleven increases aggregating 275 basis points, beginning on June 30, 2004 through September 30, 2005, the rate reductions and continuing low rate environment have caused a reduction in the net interest margin throughout the period, from 5.09% in 2000 to 4.56% in 2001 to 3.90% in 2002 to 3.73% in 2003 to 3.72% in 2004.
Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severely declining and low rate environment. As the rate increases have begun to impact the Company, the net interest margin improved slightly in the first nine months of 2005 compared to the same period in 2004, increasing to 3.80%. The Company expects that continued increases in the federal funds target rate will contribute to increased margin as earning assets reprice, while repricing of deposits lags. However, as discussed further under "Liquidity and Interest Rate Sensitivity Management," as a result of competitive factors, market conditions, customer preferences and other factors, the Company may not be able to benefit from further increases in market interest rates.

         Although the Company has continued to grow in asset size since its inception in 1998, it has been able to control its operating efficiency. Within the past year the Company expanded into the Chantilly and Manassas markets and opened a new operations center. These are growth oriented initiatives taken after additional capital was raised in the fourth quarter of 2003. While these pro-active initiatives have increased operating expenses, as evidenced by the rise in the Bank's efficiency ratio to 60.25% for the third quarter of 2005, the Company's focus remains on a long term strategy of expanding our franchise throughout the Northern Virginia market. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, which includes securities gains or losses and gains or losses on the sale of mortgage loans. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

QUARTERLY RESULTS OF OPERATIONS


                                                                    2005                                    2004
                                               -------------------------------------------       --------------------------
                                                 THIRD            SECOND           FIRST           FOURTH           THIRD
(Dollars in thousands except share data)        QUARTER           QUARTER         QUARTER          QUARTER         QUARTER
                                               ----------       ----------      ----------       ----------      ----------
RESULTS OF OPERATIONS:
Net interest income                            $    4,706       $    4,345      $    4,024       $    3,701      $    3,189
Provision for loan losses                             234              345             434              224             273
Other income                                          509              403             332              354             232
Noninterest expense                                 3,142            2,929           2,753            2,574           2,075
Income before taxes                                 1,839            1,474           1,169            1,257           1,072
Net income                                          1,210              970             768              825             705

PER SHARE DATA:
Earnings per share, basic                      $     0.27       $     0.22      $     0.17       $     0.19      $     0.16
Earnings per share, diluted                    $     0.26       $     0.21      $     0.16       $     0.18      $     0.15
Weighted average shares
          outstanding - basic                   4,451,945        4,448,363       4,445,269        4,440,940       4,437,527
                      - diluted                 4,734,699        4,687,227       4,693,041        4,683,093       4,678,247

AT PERIOD END:
Loans                                          $  362,049       $  333,603      $  291,600       $  249,996      $  230,104
Earning assets                                    485,049          511,102         439,697          437,974         398,649
Total assets                                      505,723          534,261         464,627          450,770         416,434
Deposits                                          423,399          485,455         417,749          404,054         370,619
Stockholders' equity                               38,650           38,385          36,253           36,901          36,172

Book value per share                           $     8.67           $ 8.62          $ 8.15       $     8.30          $ 8.15
Shares outstanding                              4,458,422        4,450,564       4,447,252        4,445,224       4,437,869

PERFORMANCE RATIOS:
Return on average assets                            0.95%            0.80%           0.70%            0.76%           0.76%
Return on average equity                           12.36%           10.37%           8.36%            8.93%           7.89%
Net interest margin                                 3.83%            3.75%           3.82%            3.58%           3.67%
Efficiency ratio (1)                               60.25%           61.69%          63.20%           63.48%          62.07%

OTHER RATIOS:
Allowance for loan losses to total loans            1.04%            1.06%           1.11%            1.12%           1.12%
Equity to assets                                    7.64%            7.18%           7.80%            8.19%           8.69%
Nonperforming loans to total loans                  0.09%            0.09%           0.11%            0.14%           0.17%
Net charge-offs to total loans                      0.00%            0.01%           0.00%            0.00%           0.00%
Risk adjusted capital ratios:
          Leverage ratio                             9.7%             9.9%           10.5%            10.7%           12.3%
          Tier 1                                    13.0%            13.3%           14.7%            16.1%           17.4%
          Total                                     14.0%            14.3%           15.8%            17.1%           18.3%

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

         Tables 1 and 2 provide certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest earning assets and interest expense of interest bearing liabilities for the nine months and quarters ended September 30, 2005 and 2004 and the average yields earned and rates paid during those periods. These yields and costs are derived by dividing income or expense by the average daily balance of the related asset or liability for the periods presented. The Company did not have any tax exempt income during any of the periods presented in Tables 1 and
2. Nonaccrual loans have been included in the average balances of loans receivable.

         Nine Months 2005 vs. Nine Months 2004. For the nine month period ended September 30, 2005, net interest income increased $4.2 million, or 46%, to $13.1 million from $8.9 million earned during the same period in 2004. This was primarily a result of the increase in the volume of earning assets, and partially offset by growth in higher yielding deposit products and borrowed funds. During the nine months ended September 30, 2005, total average earning assets increased by $144.6 million, or 46%, from the same period of 2004. Average loans outstanding grew by $110.9 million, or 56%, during the first nine months of 2005 compared to the same period in 2004, while at the same time, the yield on such loans increased by 36 basis points. Average securities increased $37.8 million, or 38%, during the first nine months of 2005 compared to the same period in 2004 and the yield on the securities portfolio increased by 23 basis points. Average Federal funds sold declined by $6.0 million, or 33%, during the first nine months of 2005 compared to the same period in 2004 and the yield on these funds increased by 156 basis points.

         During the nine months ended September 30, 2005, total average interest bearing liabilities grew by $117.5 million, or 53% from the same period of 2004. Interest bearing deposits increased $111.2 million with money market accounts growing $64.2 million, or 45% and time deposits growing $43.5 million, or 88%. Much of the growth in deposits can be attributed to the two new branches opened in the third quarter of 2004. Borrowings, which includes fed funds purchased, Federal Home Loan Bank advances and trust preferred capital notes, increased $6.2 million over the same period of 2004. Interest expense paid on liabilities for the first nine months of 2005 was $6.5 million compared with $3.2 million for the same period of 2004.

         The yield on earning assets improved 54 basis points from 5.14% for the nine month period ending September 30, 2004 to 5.68% during the same period in 2005. The overall yield on loans grew 36 basis points, the securities portfolio increased 23 basis points, and Federal funds sold grew 156 basis points reflecting the overall rise in interest rates from the first nine months of 2004 to the same period this year. The cost of funds increased 62 basis points from 1.92% for the nine month period ending September 30, 2004 to 2.54% during the same period in 2005.

         The resulting effect of the changes in interest rates between the nine month periods ended September 30, 2005 and 2004, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a slight rise in the net interest margin of 2 basis points from 3.78% in 2004 versus 3.80% in 2005. Management believes this relatively stable net interest margin, during a period of strong organic growth, is indicative of the Company's interest rate risk management process.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                 NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2005                  SEPTEMBER 30, 2004
                                        ----------------------------------  -----------------------------------
                                          AVERAGE                YIELD/       AVERAGE                 YIELD/
(Dollars in thousands)                    BALANCE    INTEREST     RATE        BALANCE     INTEREST     RATE
                                        ------------ ---------- ----------  ------------- ---------- ----------
ASSETS
Loans:
  Commercial                               $ 68,905     $3,421      6.64%       $ 51,720    $ 2,342      6.05%
  Commercial real estate                    217,128     10,576      6.51%        132,019      6,208      6.28%
  Consumer                                   22,434      1,068      6.36%         13,833        578      5.58%

                                        ------------ ----------             ------------- ----------
    Total loans                             308,467     15,065      6.53%        197,572      9,128      6.17%

Loans held for sale                           2,533        104      5.49%            619         26      5.61%
Taxable securities                          137,158      4,112      4.01%         99,390      2,813      3.78%
Federal funds sold and cash equivalents      11,904        247      2.77%         17,874        162      1.21%
                                        ------------ ----------             ------------- ----------

    Total earning assets                    460,062     19,528      5.68%        315,455     12,129      5.14%
                                        ------------ ----------             ------------- ----------

Less: allowance for loan losses              (3,316)                              (2,209)
Cash and due from banks                      16,344                               17,077
Premises and equipment, net                   2,419                                1,951
Other assets                                  4,667                                3,211

                                        ------------                        -------------
    TOTAL ASSETS                           $480,176                             $335,485
                                        ============                        =============

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Interest bearing demand deposits         $ 16,005      $ 100      0.84%       $ 12,950       $ 62      0.64%
  Money market deposit accounts             207,625      3,487      2.25%        143,447      1,909      1.78%
  Savings accounts                            3,923         40      1.36%          3,441         32      1.24%
  Time deposits                              93,063      2,104      3.02%         49,532        835      2.25%
                                        ------------ ----------             ------------- ----------
    Total interest bearing deposits         320,616      5,731      2.39%        209,370      2,838      1.81%
Borrowings:
  Trust preferred capital notes               9,279        445      6.41%          9,279        327      4.71%
  Other borrowed funds                        9,956        277      3.72%          3,715         36      1.29%
                                        ------------ ----------             ------------- ----------
    Total borrowings                         19,235        722      5.02%         12,994        363      3.73%
                                        ------------ ----------             ------------- ----------

    Total interest bearing liabilities      339,851      6,453      2.54%        222,364      3,201      1.92%
                                        ------------ ----------             ------------- ----------

Net interest income and net yield
  on interest earning assets                          $ 13,075      3.80%                   $ 8,928      3.78%
                                                     ==========                           ==========

Noninterest-bearing demand deposits         100,994                               76,853
Other liabilities                             1,449                                1,090
Stockholders' equity                         37,882                               35,178
                                        ------------                        -------------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUTIY                   $480,176                             $335,485
                                        ============                        =============

         Third Quarter 2005 vs. Third Quarter 2004. For the quarter ended September 30, 2005, net interest income increased $1.5 million, or 48%, to $4.7 million from $3.2 million earned during the same period in 2004. This was primarily a result of growth in earning assets, partially offset by increases in rates paid on interest bearing liabilities which exceeded the growth in rates received on interest earning assets. During the quarter ended September 30, 2005, total average earning assets increased by $140.8 million, or 41%, from the same period of 2004. Average loans outstanding grew by $127.2 million, or 59%, during the third quarter of 2005 compared to the same quarter in 2004, while at the same time, the yield on such loans increased by 60 basis points. Average securities increased $31.2 million, or 32%, during the third quarter of 2005 compared to the same period in 2004 and the yield on the securities portfolio declined by 11 basis points. Additional securities were purchased from the liquidity generated throughout the past year and invested in securities at yields greater than federal funds, but less than yields generated by loans. Federal funds sold decreased by $20.4 million over the same period last year and the yield on these funds increased by 194 basis points.

         During the third quarter of 2005, average interest bearing liabilities increased $110.6 million, or 45% from the same period of 2004. Interest bearing deposits increased $97.7 million with money market accounts growing by $26.8 million, or 16%, and time deposits increasing by $66.9 million, or 129%. During the third quarter of 2005, borrowings, which includes Federal funds purchased, Federal Home Loan Bank advances and trust preferred capital notes, increased $12.9 million. Interest expense paid on liabilities during the third quarter of 2005 was $2.5 million compared with $1.2 million for the same period of 2004.

         The yield on earning assets increased 79 basis points to 5.88% for the quarter ending September 30, 2005 from 5.09% during the same period in 2004 reflecting the overall rise in interest rates from the third quarter of 2004 to the same period this year. The overall yield on loans increased 60 basis points while the yield on the securities portfolio declined 11 basis points and the yield on overnight investments increased 194 basis points. The cost of funds rose 79 basis points to 2.79% for the quarter ending September 30, 2005 from 2.00% during the same period in 2004.

         The resulting effect of the changes in interest rates between the quarters ended September 30, 2005 and 2004, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a slight increase in the net interest margin of 16 basis points from 3.67% in 2004 to 3.83% in 2005. Management believes this stability during a period of strong organic growth is indicative of the Company's interest rate risk management process.

TABLE 2: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES


                                                 THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2005                   SEPTEMBER 30, 2004
                                        -----------------------------------  -----------------------------------
                                          AVERAGE                 YIELD/       AVERAGE                 YIELD/
(Dollars in thousands)                    BALANCE     INTEREST     RATE        BALANCE     INTEREST     RATE
                                        ------------  ---------- ----------  ------------- ---------- ----------
ASSETS
Loans:
  Commercial                               $ 72,785     $ 1,255      6.84%       $ 56,959     $  850      5.94%
  Commercial real estate                    245,001       4,102      6.64%        145,003      2,267      6.22%
  Consumer                                   26,045         438      6.67%         14,694        201      5.44%
                                        ------------  ----------             ------------- ----------
    Total loans                             343,831       5,795      6.69%        216,656      3,318      6.09%

Loans held for sale                           3,287          46      5.55%            550          8      5.79%
Taxable securities                          128,081       1,271      3.95%         96,850        988      4.06%
Federal funds sold and cash equivalents      11,690         102      3.33%         32,074        112      1.39%
                                        ------------  ----------             ------------- ----------

    Total earning assets                    486,889       7,214      5.88%        346,130      4,426      5.09%
                                        ------------  ----------             ------------- ----------

Less: allowance for loan losses              (3,580)                               (2,410)
Cash and due from banks                      16,020                                17,748
Premises and equipment, net                   2,387                                 2,548
Other assets                                  4,953                                 3,253
                                        ------------                         -------------
    TOTAL ASSETS                           $506,669                              $367,269
                                        ============                         =============

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing deposits:
  Interest bearing demand deposits         $ 17,799        $ 36      0.80%       $ 13,169     $   22      0.66%
  Money market deposit accounts             194,811       1,174      2.39%        167,999        792      1.88%
  Savings accounts                            3,582          12      1.33%          4,185         13      1.24%
  Time deposits                             118,910         986      3.29%         52,019        293      2.24%
                                        ------------  ----------             ------------- ----------
    Total interest bearing deposits         335,102       2,208      2.61%        237,372      1,120      1.88%
Borrowings:
  Trust preferred capital notes               9,279         160      6.84%          9,279        117      5.02%
  Other borrowed funds                       12,876         140      4.31%              -          -       n.a.
                                        ------------  ----------             ------------- ----------
    Total borrowings                         22,155         300      5.37%          9,279        117      5.02%
                                        ------------  ----------             ------------- ----------

    Total interest bearing liabilities      357,257       2,508      2.79%        246,651      1,237      2.00%
                                        ------------  ----------             ------------- ----------

Net interest income and net yield
  on interest earning assets                            $ 4,706      3.83%                    $3,189      3.67%
                                                      ==========                           ==========

Noninterest-bearing demand deposits         108,948                                84,064
Other liabilities                             1,615                                 1,002
Stockholders' equity                         38,849                                35,552
                                        ------------                         -------------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUTIY                   $506,669                              $367,269
                                        ============                         =============

         Table 3 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change due to changes in the volume of average earning assets and interest bearing liabilities, and the changes due to changes in interest rates. As the table shows, the increase in net interest income of $1.5 million for the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004, is due to the growth in the volume of earning assets and interest bearing liabilities. While the rise in interest rates has, to date, had an impact on interest income, it has had a greater impact on interest expense. Management has controlled its exposure to changes in interest rates such that dramatic declines in rates from 2001 through 2003 and the low but steadily rising interest rate environment since June 2004 has resulted in a modest $50,000 decline of net interest income during the third quarter of 2005 compared to the same quarter last year, whereas the growth in earning assets and interest bearing liabilities resulted in an increase of $1.6 million to net interest income. Interest income increased $2.8 million during the third quarter of 2005 compared to the third quarter of 2004 as higher yielding loans grew at a faster pace than securities and overnight investments resulting in a $2.2 million increase in interest income attributable to asset growth while changes in rates resulted in growth of interest income of $547,000. Interest expense during these comparable quarters increased $1.3 million with $673,000 of this rise attributable to growth in interest bearing liabilities while changes in rates resulted in an increase of interest expense of $598,000.

         The increase in net interest income of $4.1 million for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, is due to growth in earning assets and interest bearing liabilities offset slightly by changes in interest rates. While the rise in interest rates has, to date, had an impact on interest income, it has had a greater impact on interest expense. Management has controlled its exposure to changes in interest rates resulting in a modest $287,000 reduction of net interest income, whereas the growth in earning assets and interest bearing liabilities resulted in an increase of $4.4 million to net interest income. Interest income increased $7.4 million during the first nine months of 2005 compared to the first nine months of 2004 as higher yielding loans grew at a faster pace than securities and overnight investments resulting in a $6.2 million increase in interest income attributable to growth while changes in rates resulted in growth of interest income of $1.2 million. Interest expense during the first nine months of 2005 compared to the same period in 2004 grew $3.3 million with $1.8 million of this rise attributable to growth in interest bearing liabilities while changes in rates resulted in an increase of interest expense of $1.5 million.


TABLE 3

                                                THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                           2005 VS. 2004                           2005 VS. 2004
                                             --------------------------------------    -------------------------------------
                                                                 DUE TO CHANGE                            DUE TO CHANGE
                                              INCREASE            IN AVERAGE            INCREASE           IN AVERAGE
                                                 OR           -------------------          OR          -------------------
(Dollars in thousands)                       (DECREASE)       VOLUME         RATE      (DECREASE)      VOLUME         RATE
                                             ----------       ------         ----      ----------      ------         ----
Earning Assets:
Loans                                         $ 2,477       $ 1,953         $ 524      $ 5,937       $ 5,119         $  818
Loans held for sale                                38            40            (2)          78            80             (2)
Securities                                        283           315           (32)       1,299         1,068            231
Federal funds sold and cash equivalents           (10)          (67)           57           85           (54)           139
                                              -------       -------         -----      -------       -------         ------
  Total interest income                         2,788         2,241           547        7,399         6,213          1,186

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits                   14             8             6           38            15             23
Money market deposit accounts                     382           127           255        1,578           853            725
Savings deposits                                   (1)           (2)            1            8             4              4
Time deposits                                     693           378           315        1,269           733            536
Borrowed funds                                    183           163            20          359           174            185
                                              -------       -------         -----      -------       -------         ------
  Total interest expense                        1,271           674           597        3,252         1,779          1,473
                                              -------       -------         -----      -------       -------         ------
    Net interest income                       $ 1,517       $ 1,567         $ (50)     $ 4,147       $ 4,434         $  287
                                              =======       =======         =====      =======       =======         ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A potential loss factor is applied to these loans which considers the historical charge off history of the Company and its peer group, trends in delinquencies and loan grading, current economic conditions, and factors that include the composition of the Company's loan portfolio. At September 30, 2005, the Company had a $163 thousand impaired loan on nonaccrual status, which is performing, and an additional $180,000 in loans on nonaccrual status or past due 90 days or more and still accruing. See Note 4 to the unaudited consolidated financial statements for additional information regarding the Company's asset quality and allowance for loan losses. While the dollar volume of total nonperforming loans at September 30, 2005 declined $58,000, or 14%, from $401,000 at September 30, 2004 to $343,000 at September 30, 2005, more importantly, the percentage of total loans represented by such nonperforming loans has declined significantly from 0.17% at September 30, 2004 to 0.14% at December 31, 2004 to 0.09% at September 30, 2005.

         The Company's methodology determining an appropriate allowance for loan losses was approved by the Audit Committee and the Board of Directors. The quarterly allowance and provision are approved by the Board. The methodology is reevaluated on a quarterly basis. Pending the development of a negative trend with respect to past due loans or charge offs or significant changes in economic conditions, the Company continues to maintain an allowance it believes is adequate.

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

                                          SEPTEMBER 30, 2005           DECEMBER 31, 2004         SEPTEMBER 30, 2004
                                      ---------------------------  -------------------------- --------------------------
                                                       PERCENT                    PERCENT                     PERCENT
                                                      OF TOTAL                    OF TOTAL                   OF TOTAL
(Dollars in thousands)                  AMOUNT          LOANS        AMOUNT        LOANS        AMOUNT         LOANS
                                        ------          -----        ------        -----        ------         -----
Construction loans                        $   304          11.6%       $   299         14.1%      $    78         13.1%
Commercial loans                              830          11.0%           553         13.1%        1,237         14.1%
Commercial real estate loans                2,474          71.9%         1,868         67.0%        1,205         67.1%
Real estate 1-4 family residential             20           0.4%            20          0.6%           14          0.7%
Home equity loans                              21           2.3%            17          2.2%           18          2.3%
Consumer loans                                117           2.8%            33          3.0%           25          2.7%
                                      ------------   ------------  ------------ ------------- ------------  ------------
  Balance end of the period               $ 3,766           100%       $ 2,790          100%      $ 2,577          100%
                                      ============   ============  ============ ============= ============  ============


LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At September 30, 2005, total loans were $362 million, a 57.3% increase from the $230.1 million in loans outstanding at September 30, 2004. Total loans at September 30, 2005 represented a 44.8% increase from the $250.0 million of loans at December 31, 2004. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is largely confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Virtually all of the Company's commercial real estate mortgage and development loans, which account for approximately 72% of our total loans at September 30, 2005, relate to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. The local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect to properties occupied or managed by the owner.

         The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 5, 23% of the Company's loans are fixed rate loans and 95% of the Company's loans reprice or have a maturity date that falls within five years.

         Consumer loans consist primarily of secured installment credits to individuals. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 5.5% of the loan portfolio at September 30, 2005, as compared to 5.7% at September 30, 2004 and 5.8% at December 31, 2004.

TABLE 5


         Table 5 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at September 30, 2005. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.

                                                            SEPTEMBER 30, 2005
                                           ----------------------------------------------------
                                                         AFTER ONE
                                            WITHIN      YEAR THROUGH    AFTER FIVE
(Dollars in thousands)                     ONE YEAR      FIVE YEARS        YEARS         TOTAL
Construction loans                         $  36,028      $   1,955     $  4,237      $  42,220
Commercial loans                              30,241          9,380          171         39,792
Commercial real estate loans                 130,165        118,641       11,711        260,517
Real estate 1-4 family residential               518            553          287          1,358
Home equity loans                              8,190              -            -          8,190
Consumer loans                                 7,842          1,822            -          9,664
Deposit overdrafts                               308              -            -            308
                                           ---------      ---------     --------      ---------
Total loans                                $ 213,292      $ 132,351     $ 16,406      $ 362,049
                                           =========      =========     ========      =========

                                                         AFTER ONE
                                            WITHIN      YEAR THROUGH    AFTER FIVE
(Dollars in thousands)                     ONE YEAR      FIVE YEARS        YEARS         TOTAL
Fixed rate                                 $  31,326      $  44,031     $  9,255      $  84,612
Variable/Adjustable rate                     181,966         88,320        7,151        277,437
                                           ---------      ---------     --------      ---------
Total loans                                $ 213,292      $ 132,351     $ 16,406      $ 362,049
                                           =========      =========     ========      =========

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

TABLE 6

                                                     AT SEPTEMBER 30, 2005          AT SEPTEMBER 30, 2004
                                                   ----------------------------------------------------------
                                                                    PERCENT OF                    PERCENT OF
(Dollars in thousands)                                BALANCE       PORTFOLIO        BALANCE      PORTFOLIO
                                                   -------------  ------------    -------------  ------------
Available for sale (fair value):
     U.S. Agency                                      $  95,737         80.2%        $  97,571         82.7%
     Mortgage-backed securities                          18,210         15.2%           15,472         13.1%
     Adjustable rate mortgage-backed securities           1,094          0.9%            1,785          1.5%
     Corporate bonds                                      1,659          1.4%            2,177          1.8%
     Restricted stock                                     2,716          2.3%            1,048          0.9%
                                                   -------------  ------------    -------------  ------------
Total                                                 $ 119,416        100.0%        $ 118,053        100.0%
                                                   =============  ============    =============  ============


TABLE 7

         The following table provides information regarding the maturity composition of our investment portfolio, at fair value, at September 30, 2005.

                             MATURITY OF SECURITIES
                                Years to Maturity

                                         Within            Over 1 Year        Over 5 Years          Over
(Dollars in thousands)                   1 Year          through 5 Years    through 10 Years      10 Years            Total
                                    ----------------     ---------------    ----------------   --------------     --------------
                                     Amount    Yield     Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield
                                    --------   -----     ------   -----     ------   -----     ------   -----     ------   -----
AVAILABLE FOR SALE (FAIR VALUE):
U. S. Agency                         $67,452    3.78%     $28,285    3.74%  $  -        -      $   -       -     $ 95,737   3.77%
Mortgage-backed securities                44    5.92%         427    4.15%   2,070    4.30%     15,669   4.80%     18,210   4.73%
Adjustable rate mortgage-
  backed securities                        -       -            -       -      -        -        1,094   3.89%      1,094   3.89%
Corporate bonds                            -       -        1,659    5.21%     -        -          -       -        1,659   5.21%
Restricted stock                           -       -            -              -        -        2,716   3.33%      2,716   3.33%
                                     -------              -------           -------            -------           --------

Total                                $67,496    3.78%     $30,371    3.83%  $ 2,070   4.30%    $19,479   4.54%   $119,416   3.93%
                                     =======              =======           =======            =======           ========

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

         At September 30, 2005, we were modestly liability sensitive in the short term and then we become asset sensitive beyond three years. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors. These products may not reprice consistently with assets such as variable rate commercial loans or other loans that immediately reprice as the prime rate changes. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50bp up and 50bp down increments but not below zero. At September 30, 2005, the following 12-month impact on net interest income is estimated to range from a positive impact of 4.6% in a rising rate scenario, to a negative impact of (2.9)% if rates decline 200 basis points from current levels. In the rate shock scenarios the 12-month impact on net interest income is estimated to range from a positive impact of 1.7% if rates were to immediately increase 200 basis points, to a negative impact of (3.7)% if rates were to immediately decline 200 basis points. The Company believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the scenarios the Company believes are most likely to occur, but measured against a static interest rate environment as of September 30, 2005. The Company is positioned to improve earnings if rates continue to rise. With respect to further reductions in rates, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 100 basis point decline is realistic given that interest rates remain at low levels, and in light of the Federal Reserve's indications with respect to the interest rate environment. Thus management believes the exposure to further changes in interest rates would not have a material negative effect on the results of operations.

               Rising Rate Scenario                            4.6 %
               Ramp Up 200bp- 12 months                        2.6 %
               Ramp Up 100bp- 12 months                        1.4 %
               Most Likely Rates                               1.2 %
               Static Rates                                    -0- %
               Ramp Down 100bp- 12 months                     (1.3)%
               Ramp Down 200bp- 12 months                     (2.9)%
               Low Rate Environment                           (1.1)%


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

         The following table shows the detail of noninterest income for the three and nine month periods ended September 30, 2005 and 2004.

TABLE 8

         The categories of noninterest income that exceed 1% of operating revenue are as follows:

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                 -------------------------------      -------------------------------
(Dollars in thousands)                                2005            2004                 2005            2004
                                                 ---------------  --------------      ---------------  --------------
Service charges on deposit accounts                       $  90           $  72              $   247           $ 254
Cash management fees                                         27              27                   79              75
Other fee income                                            117              55                  269             190
Gain on sale of loans                                       280              77                  636             248
Gain on sale of securities                                   (5)              -                   13              54
                                                 ---------------  --------------      ---------------  --------------
Total noninterest income                                  $ 509           $ 231              $ 1,244           $ 821
                                                 ===============  ==============      ===============  ==============


         The increase in noninterest income during the three and nine month periods ended September 30, 2005 compared to the same period last year is due in large part to an increase in the gain on sale of loans as the addition of mortgage lending officers and stepped-up marketing efforts have lead to a growth in loan originations.

TABLE 9

         The categories of noninterest expense that exceed 1% of operating revenue are as follows:

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                           -------------------------------      -------------------------------
(Dollars in thousands)                         2005             2004                2005             2004
                                           --------------   --------------      --------------   --------------
Salaries and benefits                            $ 1,963          $ 1,083             $ 5,339          $ 3,241
Occupancy cost, net                                  305              265                 901              593
Equipment expense                                    166              138                 491              304
Professional fees                                     86               38                 254              101
Data processing costs                                126              192                 360              523
Courier and express services                           7               32                  24              108
Advertising and public relations                      57               66                 211              171
State franchise tax                                  103               66                 289              197
Director fees                                         62               41                 178              127
Compliance expense                                    53               26                 145               26
Other                                                214              128                 632              322
                                           --------------   --------------      --------------   --------------
Other noninterest expense                        $ 3,142          $ 2,075             $ 8,824          $ 5,713
                                           ==============   ==============      ==============   ==============


         Noninterest expense increased $3.1 million from $5.7 million to $8.8 million for the first nine months of 2005, as compared to the same period in 2004. Approximately 67% of this increase is in salary and benefit costs. During 2005 the Company added personnel and administrative staff to support the growth in customers and transactions being processed. Occupancy costs and equipment costs increased 51% and 61% respectively over the first nine months of 2005 as two new branches were opened in the third quarter of 2004 and the mortgage company occupied a new facility starting in the third quarter of 2005. The increase in state franchise tax is due to the increased capital of the Bank from earnings retention and capital infusions in 2004 and 2005. Noninterest expense increased $1.1 million from $2.0 million to $3.1 million for the third quarter of 2005, as compared to the same period in 2004. Compliance expense is now captured as a separate category and includes expenses related to compliance with regulatory initiatives such as the Bank Secrecy Act, Sarbanes-Oxley 404, and the Graham-Leach-Bliley Act.

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

TABLE 10

         The following table reflects deposits by category for the periods indicated.

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------------------------
                                                               2005                        2004
                                                     -----------------------     ----------------------
                                                      AVERAGE       AVERAGE       AVERAGE      AVERAGE
(Dollars in thousands)                                BALANCE        RATE         BALANCE       RATE
                                                     ---------    ----------    ----------    --------
Deposits:
    Noninterest-bearing demand                       $ 108,948          - %      $  84,064         - %
    Interest-bearing demand                             17,799       0.80           13,169      0.66
    Money market                                       194,811       2.39          167,999      1.88
    Savings                                              3,582       1.33            4,185      1.24
    Certificates of deposit of $100,000 or more        103,304       3.34           38,665      2.22
    Other time                                          15,606       2.95           13,354      2.30
                                                     ---------     --------      ---------    --------
Total interest bearing deposits                        335,102       2.61 %        237,372      1.88 %
                                                     ---------                   ---------
Total deposits                                       $ 444,050                   $ 321,436
                                                     =========                   =========


TABLE 11

         The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities as of September 30, 2005.

                                            3 MONTHS       4 TO 6         7 TO 9       10 TO 12       OVER 12
(Dollars in thousands)                      OR LESS        MONTHS         MONTHS        MONTH         MONTHS          TOTAL
                                           ----------     --------       --------     ----------     ---------       -------
Certificates of deposit less than
$100,000                                    $ 4,109      $  2,389        $ 3,107       $ 2,973       $ 3,109       $  15,687
Certificates of deposit of
$100,000 or more                             23,793        28,960         18,446        11,107        22,488         104,794
                                          -----------  ------------   ------------   -----------   -----------   -------------
Total certificates of deposit               $27,902      $ 31,349       $ 21,553       $14,080       $25,597       $ 120,481
                                          ===========  ============   ============   ===========   ===========   =============


CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At September 30, 2005, stockholders' equity increased $2.5 million to $38.7 million from the $36.2 million in equity at September 30, 2004. The rise in equity was a result of the $3.8 million increase in retained earnings over the past twelve months offset by the $1.6 million decrease in other comprehensive income resulting from an increase in unrealized losses on securities. In addition, $285,000 was contributed to capital from the exercise of options and sale of shares in the Company's KSOP plan.

         Capital Requirement. A comparison of the Company's and the Bank's regulatory capital at September 30, 2005, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 12

                                                                MINIMUM            MINIMUM TO BE
                                             ACTUAL           GUIDELINES         "WELL CAPITALIZED"
                                        -----------------  ------------------  -----------------------
Total Risk-Based Capital
     Company                                 14.0%               8.0%                   N/A
     Bank                                    12.7%               8.0%                  10.0%

Tier 1 Risk-Based Capital
     Company                                 13.0%               4.0%                   N/A
     Bank                                    11.7%               4.0%                   6.0%

Tier 1 Leverage Ratio
     Company                                  9.7%               4.0%                   N/A
     Bank                                     8.8%               4.0%                   5.0%


OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         For information about off balance sheet arrangements and contractual obligations of the Company, refer to item 7 of the Company's Form 10-K for the year ended December 31, 2004. There have been no material changes in off balance sheet arrangements and contractual obligations of the Company since December 31, 2004, except that in October 2005, the Company issued an additional $8 million aggregate liquidation amount of trust preferred securities..

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Liquidity and Interest Rate Sensitivity Management."

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders  None

Item 5.  Other Information
         (a) Required Form 8-K Disclosures                    None

         (b) Changes in Procedures for Director Nominations
             by Security Holders.                             None

Item 6.  Exhibits

Number            Description
------            -----------
3(a)      Articles of Incorporation of James Monroe Bancorp (1)
3(b)      Bylaws of James Monroe Bancorp (2)
4(a) Indenture, dated as of March 26, 2002 between James Monroe Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (3)
4(b) Amended and Restated Declaration of Trust, dated as of March 26, 2002 among James Monroe Bancorp, Inc., State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, and John R. Maxwell, David W. Pijor and Richard I. Linhart as Administrators (3)
4(c) Guarantee Agreement dated as of March 26, 2002, between James Monroe Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (3)
4(d) Indenture, dated as of July 31, 2003 between James Monroe Bancorp, Inc. and U.S. Bank, National Association, as trustee (3)
4(e) Amended and Restated Declaration of Trust, dated as of July 31, 2003 among James Monroe Bancorp, Inc., U.S. Bank, National Association, as Institutional Trustee, and John R. Maxwell, David W. Pijor and Richard
          I. Linhart as Administrators (3)
4(f) Guarantee Agreement dated as of July 31, 2003, between James Monroe Bancorp, Inc. and U.S. Bank, National Association, as trustee (3)
4(g) Indenture, dated as of October 3, 2005 between James Monroe Bancorp, Inc. and U.S. Bank National Association, as trustee (3)
4(h) Amended and Restated Declaration of Trust, dated as of October 3, 2005 among James Monroe Bancorp, Inc., U.S. Bank National Association, as trustee, and John R. Maxwell and John J. Brough as Administrators (3)
4(i) Guarantee Agreement dated as of October 3, 2005, between James Monroe Bancorp, Inc. and U.S. Bank National Association, as trustee (3)
10(a)     Employment contract between James Monroe Bancorp and John R.
          Maxwell(4)
10(b)     Employment contract between James Monroe Bancorp and Richard I.
          Linhart (5)
10(c)     James Monroe Bancorp 1998 Management Incentive Stock Option Plan (6)
10(d)     James Monroe Bancorp 2000 Director's Stock Option Plan (7)
10(e)     James Monroe Bancorp, Inc. 2003 Equity Compensation Plan (8)
11 Statement re: Computation of Per Share Earnings Please refer to Note 2 to the financial statements included in this report.
21        Subsidiaries of the Registrant
31(a)     Certification of Chief Executive Officer

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



Date:  November 11, 2005      BY: /s/John R. Maxwell
                                  ---------------------------------------
                                  John R. Maxwell, President &
                                  Chief Executive Officer


Date:  November 11, 2005      BY: /s/ Richard I. Linhart
                                  -----------------------------------
                                  Richard I. Linhart, Executive Vice President & Chief Operating Officer





Date:  November 11, 2005      BY: /s/ John J. Brough
                                  -------------------------------
                                  John J. Brough, Senior Vice President &
                                  Chief Financial Officer