Form 10-K
period 2005-12-31
MONROE JAMES BANCORP INC
filed 2006-03-17
CIK 1114868

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2005

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to_________

                        Commission file number: 000-32641

                           James Monroe Bancorp, Inc.
             (Exact name of Registrant as specified in its charter)


             Virginia                                  54-1941875
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                3033 Wilson Boulevard, Arlington, Virginia 22201
            (Address of principal executive offices)     (Zip Code)

Registrant's telephone number:  703.524.8100

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $1.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2005 was approximately $68.05 million.

As of February 28, 2006, the number of outstanding shares of the Common Stock, $1.00 par value, of James Monroe Bancorp, Inc. was 5,628,833.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, expected to be filed on or before May 1, 2006, are incorporated by reference in part III hereof.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         James Monroe Bancorp (the "Company") was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank (the "Bank"). The Company acquired all of the shares of the Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of the Bank was exchanged for one share of the Company common stock. The Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is the Company's sole operating subsidiary. The Bank commenced banking operations on June 8, 1998, and currently operates out of its main office, five full service branch offices, one drive-up/walk through limited service branch, one loan production office and a mortgage loan production office. The Bank seeks to provide a high level of personal service and a sophisticated menu of products to individuals and small to medium sized businesses. While the Bank offers a full range of services to a wide array of depositors and borrowers, it has chosen small to medium sized businesses, professionals and the individual retail customer as its primary target market. The Bank believes that as financial institutions grow and are merged with or acquired by larger institutions with headquarters that are far away from the local customer base, the local business and individual is further removed from the point of decision-making. The Bank attempts to place the customer contact and the ultimate decision on products and credits as close together as possible.

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

         At December 31, 2005, the Bank's statutory lending limit to any single borrower was $7.42 million, subject to certain exceptions provided under applicable law. As of December 31, 2005, the Bank's credit exposure to its largest borrower was $5,032,894.

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

         The Bank attempts to further mitigate commercial term loan loss by using Federal and State loan guarantee programs such as offered by the United States Small Business Administration. The loan loss reserve of approximately 1.04% of the entire portfolio in this group, exclusive of the government guaranteed portion, has been established. Specific loan reserves will be used to increase overall reserves based on increased credit and/or collateral risks on an individual loan basis. At December 31, 2005, specific reserves have been assigned or made for specific credits. A risk rating system is used to proactively determine loss exposure and provide a measurement system for setting general and specific reserve allocations.

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

         Other Loans. Loans are considered for any worthwhile personal or business purpose on a case-by-case basis, such as the financing of equipment, receivables, contract administration expenses, land acquisition and development, and automobile financing. Consumer credit facilities are underwritten to focus on the borrower's credit record, length of employment and cash flow to debt service. Car, residential real estate and similar loans require advances of the lesser of 80% loan to collateral value or cost. Loan loss reserves for this group of loans are generally set at approximately 1.04% subject to adjustments as required by national or local economic conditions.

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

SOURCES OF FUNDS

         Deposits. Deposits obtained through bank offices have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In order to better serve the needs of its customers, the Bank offers several types of deposit accounts in addition to standard savings, checking, and NOW accounts. Special deposit accounts include the Clarendon, Loudoun, Fairfax, Dulles, and Manassas Money Market Accounts which pay a higher rate of interest but require a larger minimum deposit. Personal checking requires a $300 minimum balance and may have no monthly fee, per check charge, or activity limit. Small Business Checking allows a small business to pay no monthly service charge with a minimum balance of $1,000 but limits the number of checks and deposits per month. If the minimums are exceeded in this account, the small business may move to another account with a minimum balance of $2,500 and would be entitled to a higher minimum number of checks and deposits without incurring a monthly fee. If the small business grows and exceeds these minimums, the regular commercial analysis account is available where adequate balance can offset the cost of activity. Therefore, the bank offers a range of accounts to meet the needs of the customer without the customer incurring charges or fees.

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

EMPLOYEES

         As of December 31, 2005, the Bank had 111 full time equivalent employees. The Company has no employees who are not also employees of the Bank. Our employees are not represented by any collective bargaining unit, and we believe our employee relations are good. The Bank maintains a benefit program, which includes health and dental insurance, life, short-term and long-term disability insurance, and a 401(k) plan for substantially all employees.

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

ITEM 1A.  RISK FACTORS.

         An investment in our common stock involves various risks. The following is a summary of certain risks identified by us as affecting our business. You should carefully consider the risk factors listed below, as well as other cautionary statements made in this Annual Report, and risks and uncertainties which we may identify in our other reports and documents filed with the Securities and Exchange Commission or other public announcements. These risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, which relate to the banking and financial services industries in general, or which we do not believe are material, may cause earnings to be lower, or hurt our future financial condition. You should read this section together with the other information in this Annual Report.

         OUR LEVEL OF ASSETS AND EARNINGS MAY NOT CONTINUE TO GROW AS RAPIDLY AS THEY HAVE IN THE PAST FEW YEARS.

         Since opening for business in 1998, our asset level has increased rapidly, including an 17.6% increase in 2005. Since 1999, the first full year for which we achieved profitability, our earnings have increased at least 15% annually. We cannot assure you that we will continue to achieve comparable results in future years. As our asset size and earnings increase, it may become more difficult to achieve high rates of increase in assets and earnings. Additionally, it may become more difficult to achieve continued improvements in our expense levels and efficiency ratio. Declines in the rate of growth of income or assets, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

         WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE CONTINUED GROWTH.

         We expect that we will seek further growth in the level of our assets and deposits and the number of our branches. As our capital base grows, through earnings or otherwise, so does our legal lending limit. We cannot be certain as to our ability to manage increased levels of assets and liabilities, or to successfully make and supervise higher balance loans.

Further, we may not be able to maintain the relatively low levels of nonperforming loans that we have experienced. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely impact earnings, shareholder returns and our efficiency ratio. We cannot be certain as to out ability to obtain deposits or other liquidity sources to fund additional loans at interest rates that will permit an increase in our net interest margin. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock. To the extent growth involves establishment of additional branch facilities, it can act to reduce or impede the growth of earning until the time, if ever, that the new branch facilities achieve profitability.

         TRADING IN OUR COMMON STOCK HAS BEEN SPORADIC AND VOLUME HAS BEEN LIGHT. AS A RESULT, SHAREHOLDERS MAY NOT BE ABLE TO QUICKLY AND EASILY SELL THEIR COMMON STOCK.

         Although our common stock is listed for trading on the Nasdaq Capital Market, and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been limited, averaging only approximately 3,016 shares per day over the twelve months ended February 28, 2006, and there can be no assurance that a more active and liquid market for the common stock will develop, or if developed that it can be maintained. Accordingly, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

         WE HAVE NO CURRENT PLANS TO PAY CASH DIVIDENDS.

         James Monroe Bank is our principal revenue producing operation. As a result, the ability to pay cash dividends to shareholders largely depends on receiving dividends from James Monroe Bank. The amount of dividends that a bank may pay is limited by state and federal laws and regulations. Even if we have earnings in an amount sufficient to pay cash dividends, our Board of Directors currently intends to retain earnings for the purpose of financing growth.

         OUR DIRECTORS AND EXECUTIVE OFFICERS OWN 19.5% OF THE OUTSTANDING SHARES OF COMMON STOCK COMMON. AS A RESULT OF THEIR COMBINED OWNERSHIP, THEY COULD MAKE IT MORE DIFFICULT TO OBTAIN APPROVAL FOR SOME MATTERS SUBMITTED TO SHAREHOLDER VOTE, INCLUDING MERGERS AND ACQUISITIONS. THE RESULTS OF THE VOTE MAY BE CONTRARY TO THE DESIRES OR INTERESTS OF THE PUBLIC SHAREHOLDERS.

         Our directors and executive officers and their affiliates own approximately 19.5% of the outstanding common stock, and are deemed to beneficially own approximately 26.0% of the common stock, including options to purchase shares of common stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.

         THE LOSS OF THE SERVICES OF ANY KEY EMPLOYEES COULD ADVERSELY AFFECT INVESTOR RETURNS.

         Our business is service oriented, and our success depends to a large extent upon the services of John R. Maxwell, our President and Chief Executive Officer, and other senior officers. The loss of the services of Mr. Maxwell or other senior officers could adversely affect our business. Although we have $1 million in key man insurance on Mr. Maxwell, the proceeds of this policy are not intended to fully compensate us for the loss of Mr. Maxwell's services.

         A SUBSTANTIAL PORTION OF OUR LOANS ARE REAL ESTATE RELATED LOANS IN THE NORTHERN VIRGINIA/WASHINGTON DC METROPOLITAN AREA, AND SUBSTANTIALLY ALL OF OUR LOANS ARE MADE TO BORROWERS IN THAT AREA. ADVERSE CHANGES IN THE REAL ESTATE MARKET OR ECONOMY IN THIS AREA COULD LEAD TO HIGHER LEVELS OF PROBLEM LOANS AND CHARGE OFFS, AND ADVERSELY AFFECT OUR EARNINGS AND FINANCIAL CONDITION.

         We have a substantial amount of loans secured by real estate in the Northern Virginia/Washington DC metropolitan area as collateral, and substantially all of our loans are to borrowers in that area. At December 31, 2005, 71.2% of our loans were commercial real estate loans and 11.6% were construction and land development loans. An additional 12.5% were commercial and industrial loans which are not secured by real estate. These loans have a higher risk of default than other types of loans, such as single family residential mortgage loans. In addition, the repayments of these loans often depends on the successful operation of a business or the sale or development of the underlying property, and as a result are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. These concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Northern

Virginia/Washington DC metropolitan area, could increase the levels of nonperforming loans and charge offs, and reduce loan demand and deposit growth. In that event, we would likely experience lower earnings or losses. Additionally, if economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

         Commercial and commercial real estate and construction loans also generally have larger balances than single family mortgages loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate and construction loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

         OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED IF OUR ALLOWANCE FOR LOAN LOSSES IS NOT SUFFICIENT TO ABSORB ACTUAL LOSSES OR IF WE ARE REQUIRED TO INCREASE OUR ALLOWANCE FOR LOAN LOSSES.

         Experience in the banking industry indicates that a portion of our loans will become delinquent, and that some may only be partially repaid or may never be repaid at all. Despite our underwriting criteria, we may experience losses for reasons beyond our control, such as general economic conditions. We may be particularly susceptible to losses due to: (1) the geographic concentration of our loans, (2) the concentration of higher risk loans, such as commercial real estate, construction and commercial and industrial loans, and
(3) the relative lack of seasoning of certain of our loans. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. As a result, there can be no assurance that we will be able to maintain our relatively low levels of non-performing assets and charge-offs. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations would be materially adversely affected at that time.

         While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary.

         OUR BANK REGULATORS MAY REQUIRE US TO INCREASE OUR ALLOWANCE FOR LOAN LOSSES, WHICH COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Federal and state regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our financial condition and results of operations.

         LACK OF SEASONING OF OUR LOAN PORTFOLIO MAY INCREASE THE RISK OF CREDIT DEFAULTS IN THE FUTURE.

         Most of the loans in our loan portfolio were originated within the past four years, and as of December 31, 2005, approximately 46% of loans outstanding were either originated or renewed within 2005. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be somewhat higher than current levels.

         THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY COMPETE WITH OTHERS FOR BUSINESS.

         The Northern Virginia/Washington DC metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is therefore a highly competitive banking market. We compete for loans, deposits, and investment dollars with numerous large, regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as the online divisions of out-of market banks, securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than us, and operate under less stringent regulatory regimens. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

         CHANGES IN INTEREST RATES AND OTHER FACTORS BEYOND OUR CONTROL COULD HAVE AN ADVERSE IMPACT ON OUR EARNINGS.

         Our operating income and net income depend to a great extent on our net interest margin i.e., the difference between the interest yields we receive on loans, securities and other interest bearing assets and the interest rates we pay on interest bearing deposits and other liabilities. These rates are highly sensitive to many factors which are beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System. As discussed in Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Liquidity and Interest Rate Sensitivity Management", the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. At December 31, 2005, the Company's modeling indicated that continued declines in market interest rates could reduce net interest income up to 5.5%. Increases in market rates would likely have an adverse impact on our noninterest income, as a result of reduced demand for mortgage loans, which we make on a pre-sold basis.

         Adverse changes in the real estate market in our market area could also have an adverse affect on our cost of funds and net interest margin, as we typically have a large amount of noninterest bearing deposits related to real estate sales and development. While we expect that we would be able to replace the liquidity provided by these deposits, the replacement funds would likely be more costly, negatively impacting earnings.

         Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. A significant portion of our deposits, 22.7% at December 31, 2005, are noninterest bearing demand deposits.

         Government policy relating to the deposit insurance funds may also adversely affect our results of operations. Under current law and regulation, if the reserve ratio of the Bank Insurance Fund falls below 1.25%, all insured banks will be required to pay deposit insurance premiums. We do not currently pay any deposit insurance premiums. Payment of deposit insurance premiums will have an adverse effect on our earnings. These changes or other legislative or regulatory developments could have a significant negative effect on our net interest income, net income, net interest margin, return on assets and return on equity.

         SUBSTANTIAL REGULATORY LIMITATIONS ON CHANGES OF CONTROL AND ANTI-TAKEOVER PROVISIONS OF VIRGINIA LAW MAY MAKE IT MORE DIFFICULT FOR YOU TO RECEIVE A CHANGE IN CONTROL PREMIUM.

         With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be "acting in concert" from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Virginia law. Also, Virginia corporate law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.  NONE.

ITEM 2.  PROPERTIES.

         We currently maintain seven banking offices in the Northern Virginia market. All of our properties are occupied under leases which have terms extending until at least 2006 and more renewal options. We have also leased 14,107 square feet in a new building in Chantilly, Virginia which houses our Chantilly branch and certain administrative and operations functions.


        ADDRESS                                   TYPE OF FACILITY
        -------                                   ----------------
3033 Wilson Boulevard                    Main banking office, executive office
Arlington, Virginia

3914 Centreville Road                    Full service branch, administrative
Chantilly, Virginia                      offices, back office operations

7023 Little River Turnpike               Full service branch
Annandale, Virginia

10509 Judicial Drive                     Full service branch
Fairfax, Virginia

606 South King Street                    Full service branch
Leesburg, Virginia

10 W. Market Street                      Drive through/walk through limited
Leesburg, Virginia                       service branch

7900 Sudley Road                         Full service branch
Manassas, Virginia

12165 Darnestown Road                    Loan production center
Gaithersburg, Maryland

4211 Pleasant Valley Road                Mortgage lending division office
Chantilly, Virginia

         Management believes the existing facilities are adequate to conduct the Company's business.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceeding will not have a material effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted for the vote of shareholders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

         Market for Common Stock and Dividends. Since August 27, 2002, our common stock has been trading on the Nasdaq Capital Market under the symbol "JMBI." Prior to that date and since January 19, 2001, the common stock was traded on the OTC Bulletin Board. As of December 31, 2005, there were 5,574,710 shares of common stock outstanding, held by approximately 436 shareholders of record. At that date, there were also outstanding options to purchase 731,363 shares of common stock, 731,259 of which were exercisable.

         Set forth below is our share price history for the each quarter since January 1, 2003 through December 31, 2005. Information provided represents high and low bid prices, which reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual trades. To date, trading in the common stock has been relatively light. No assurance can be given that an active trading market will develop, or if one develops, can be maintained. Information has been adjusted to reflect the three-for-two stock split in the form of a 50% stock dividend paid on July 25, 2002, the five-for-four stock split in the form of a 25% stock dividend paid on May 16, 2003, the three-for-two stock split in the form of a 50% stock dividend paid on June 1, 2004, and the five-for-four stock split in the form a 25% stock dividend paid on December 28, 2005.

                       2005            2004              2003
                  --------------  --------------    --------------
Period Ended       High     Low    High    Low       High     Low
                  ------  ------  ------  ------    ------  ------
March 31,         $16.10  $14.44  $15.31  $13.15     $9.49   $6.98
June 30,          $16.60  $14.04  $15.48  $14.01    $12.70   $8.96
September 30,     $18.80  $14.80  $15.40  $14.40    $14.08  $11.60
December 31,      $20.00  $17.48  $15.92  $14.12    $14.24  $11.84

         Dividends. Holders of the common stock are entitled to receive dividends as and when declared by the Board of Directors. On July 25, 2002, the Company effected a three-for-two stock split in the form of a 50% stock dividend. On May 16, 2003, we paid a five-for-four stock split in the form of a 25% stock dividend. On June 1, 2004 the Company effected a three-for-two stock split in the form of a 50% stock dividend. On December 28, 2005 we paid a five-for-four stock split in the form of a 25% stock dividend. The Company has not paid cash dividends since it became the holding company for the Bank, and prior to that time the Bank did not pay any cash dividends, each electing to retain earnings to support growth. We currently intend to continue the policy of retaining earnings to support growth for the immediate future. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds and capital, as well as applicable governmental policies and regulations. There can be no assurance that we will have earnings at a level sufficient to support the payment of dividends, or that we will in the future elect to pay dividends.

         Regulations of the Federal Reserve and Virginia law place a limit on the amount of dividends the Bank may pay without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. At December 31, 2005, $10,163,000 was available for the payment of dividends by the Bank without prior regulatory approval. State and federal regulatory authorities also have authority to prohibit a bank from paying dividends if they deem payment to be an unsafe or unsound practice.

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

                      Equity Compensation Plan Information

                                                                                                       Number of securities
                                                                                                      remaining available for
                                   Number of securities to be                                          future issuance under
                                     issued upon exercise          Weighted average exercise         equity compensation plans
                                       of outstanding            price of outstanding options,        (excluding securities
          Plan category           options, warrants and rights       warrants and rights              reflected in column (a))
------------------------------------------------------------------------------------------------------------------------------
                                            (a)                               (b)                                (c)
Equity compensation plans
approved by security holders (1)          731,363                            $8.92                             295,527
Equity compensation plans not
approved by security holders                 0                                N/A                                 0
                                  --------------------------------------------------------------------------------------------
              Total                       731,363                            $8.92                             295,527


(1) Consists of the 1998 Management Incentive Stock Option Plan, 1999 Director's Stock Option Plan and 2003 Equity Compensation Plan described further in Note 8 to the consolidated financial statements, and in response to Item 10 hereof. Certain expired employment arrangements of the Company, which were not individually approved by shareholders, and which are disclosed in response to Item 11 hereof, called for the issuance of options to purchase common stock under the stock option plan which have been approved by shareholders.

         Issuer Repurchases of Common Stock. No shares of the Company's common stock were repurchased by or on behalf of the Company during the fourth quarter of 2005.

ITEM 6.   SELECTED FINANCIAL DATA.


                                                                             YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)                   2005         2004          2003          2002          2001
                                                       ----------    ----------    ----------    ----------    ----------
BALANCE SHEET HIGHLIGHTS:
Total assets                                           $  529,921    $  450,770    $  305,651    $  238,793    $  126,658
Total loans                                               378,491       249,996       169,047       121,047        86,139
Total liabilities                                         490,276       413,869       271,760       219,598       114,691
Total stockholders' equity                                 39,645        36,901        33,891        19,195        11,967

-----------------------------------------              ----------    ----------    ----------    ----------    ----------
RESULTS OF OPERATIONS:
Total interest income                                  $   27,343    $   17,462    $   13,026    $   10,091    $    7,548
Total interest expense                                      9,512         4,833         3,618         3,609         2,918
Net interest income                                        17,831        12,629         9,408         6,482         4,630
Provision for loan losses                                   1,167           990           662           483           450
Other income                                                1,627         1,175         1,147           760           554
Noninterest expense                                        11,883         8,287         5,964         4,394         3,033
Income before taxes                                         6,408         4,527         3,929         2,365         1,701
Net income                                                  4,217         2,970         2,601         1,553         1,112

-----------------------------------------              ----------    ----------    ----------    ----------    ----------
PER SHARE DATA(1):
Earnings per share, basic                              $     0.76    $     0.54    $     0.58    $     0.40    $     0.33
Earnings per share, diluted                            $     0.72    $     0.51    $     0.54    $     0.38    $     0.32
Weighted average shares
     outstanding--basic                                 5,563,758     5,544,881     4,487,414     3,852,833     3,375,349
Weighted average shares
     outstanding--diluted                               5,897,085     5,843,964     4,787,377     4,051,011     3,499,524
Book value (at period-end)                             $     7.11    $     6.64    $     6.14    $     4.45    $     3.54
Shares outstanding                                      5,574,710     5,556,530     5,519,629     4,314,086     3,376,643

-----------------------------------------              ----------    ----------    ----------    ----------    ----------
PERFORMANCE RATIOS:
Return on average assets                                     0.86%         0.83%         0.97%         0.88%         1.02%
Return on average equity                                    11.04%         8.35%        11.94%        10.15%         9.65%
Net interest margin                                          3.79%         3.72%         3.73%         3.90%         4.56%
Efficiency Ratio (2)                                        61.07%        60.03%        56.50%        60.67%        58.51%

-----------------------------------------              ----------    ----------    ----------    ----------    ----------
OTHER RATIOS:
Allowance for loan losses to total loans                     1.04%         1.12%         1.16%         1.15%         1.20%
Equity to assets                                             7.48%         8.19%        11.09%         8.04%         9.45%
Nonperforming loans to total loans                           0.07%         0.14%         0.30%         0.24%         0.31%
Net charge-offs to average loans                             0.01%         0.07%         0.07%         0.12%         0.03%
Risk-Adjusted Capital Ratios:
     Tier 1                                                  14.0%         16.2%         21.9%         15.4%         11.9%
     Total                                                   15.9%         17.1%         22.9%         16.4%         13.0%
     Leverage Ratio                                          10.6%         10.7%         14.3%         10.5%          9.5%


(1) Information has been adjusted to reflect the 5-for-4 stock split paid on December 28, 2005, the 3-for-2 stock split paid on June 1, 2004, the 5-for-4 stock split paid on May 16, 2003 and the 3-for-2 stock split paid on July 25, 2002.

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

INTRODUCTION

         This Management's Discussion and Analysis reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the years ended December 31, 2005, 2004 and 2003. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

         There were no changes to the Company's critical accounting policies in the fourth quarter of 2005. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

COMPANY HIGHLIGHTS SINCE DECEMBER 31, 2004 ARE:

     o    Average assets grew $131.4 million (37%).

     o    Average loans grew $115.3 million (55%).

     o    Average deposits grew $115 million (37%).

     o Net interest margin was 3.79% for the full year 2005 compared to 3.72% for the full year 2004.

     o Asset quality remained strong as the dollar value of total nonperforming loans at December 31, 2005 declined $92,000, from $349,000 at December 31, 2004 to $257,000 at December 31, 2005. More
          importantly, the percentage of total loans represented by such nonperforming loans has declined significantly from 0.14% at December 31, 2004 to 0.07% at December 31, 2005. The allowance for loan losses totaled 1.04% of total loans outstanding at December 31, 2005.

     o The Company ended the year with excellent liquidity and adequate capital to support further growth.

     o The Company opened a loan production office in Gaithersburg, Maryland in July 2005. The Bank has hired two lenders who have spent a significant part of their banking careers working in the Montgomery County market.

     o The Company effected a five-for-four stock split for shareholders of record on November 28, 2005, paid on December 28, 2005.

BALANCE SHEET

         Year Ended December 31, 2005 vs. Year Ended December 31, 2004. Total assets increased by $79.2 million from December 31, 2004 to December 31, 2005, ending the year at $529.9 million. During this period, loans grew $128.5 million and deposits increased $67.2 million. The securities portfolio ended the year at $119.0 million, a decrease of $27.8 million, as cash flow from maturing and called securities were reinvested in higher yielding loans. Similarly, overnight investments decreased $29.8 million to $6.0 million as funds were deployed into loans. Stockholders' equity increased $2.7 million as a result of the $4.2 million of earnings retention for the year 2004, and $192,000 in proceeds from the issuance of shares upon the exercise of options and the sale of shares in the Company's KSOP plan, offset by a $1.7 million increase in the unrealized loss on securities available for sale.

         Year Ended December 31, 2004 vs. Year Ended December 31, 2003. Total assets increased by $144.8 million from December 31, 2003 to December 31, 2004, ending the period at $450.8 million. During this period, the Company emphasized the importance of becoming the primary banker for our customers with the goal of providing both lending and deposit services. These efforts resulted in deposit growth of $148.9 million and loan growth of $80.9 million. The securities portfolio grew during the year by $24.5 million, ending the period at $146.8 million. The Company's liquidity position improved by $42.6 million as overnight investments totaled $35.8 million at year end. Stockholders' equity increased $3.0 million as a result of the $2.970 million of earnings retention for the year 2004, and $401,000 in proceeds from the issuance of shares upon the exercise of options and the sale of shares in the Company's KSOP plan, offset by a $358,000 decrease in the unrealized gains on securities available for sale.

RESULTS OF OPERATIONS

         For the year ended December 31, 2005, the Company earned $4.217 million, or $.76 per basic share and $.72 per diluted share, compared with $2.970 million, or $.54 per basic share and $.51 per diluted share, for the year ended December 31, 2004 and $2.601 million, or $.58 per basic share and $.54 per diluted share, for the year ended December 31, 2003. Return on average assets was .86% and return on average equity was 11.04% for the year ended December 31, 2005 compared to a .83% return on average assets and 8.35% return on average equity for the year ended December 31, 2004 and a .97% return on average assets and a 11.94% return on average equity for the year ended December 31, 2003.

         During 2005, the Company continued to focus on managing its net interest margin, especially in light of the low, but rising, interest rate environment. Beginning in 2001 through June 2003, the Federal Reserve reduced the federal funds target rate an aggregate of 550 basis points. These dramatic reductions over a relatively short period impacted the loan and investment portfolios in 2003 and 2004, as loans repriced on a delayed basis or renewed at lower interest rates, and as investment securities matured or were called, and were reinvested at lower rates. This was partially offset by continued repricing upon renewal of certificates of deposit. While the Federal Reserve began to reverse the rate reductions, through a series of thirteen increases aggregating 325 basis points, beginning on June 30, 2004 through December 13, 2005, the rate reductions and continuing low rate environment caused a reduction in the net interest margin, from 5.09% in 2000 to 4.56% in 2001 to 3.90% in 2002 to 3.73%
in 2003 to 3.72% in 2004. Despite these reductions, the Company's practice of managing its interest rate risk process has mitigated the negative effect of such a severely declining and low rate environment. As the rate increases have begun to impact the Company, the net interest margin improved slightly in 2005, increasing to 3.79%. The Company expects that continued increases in the federal funds target rate will contribute to increased margin as earning assets reprice, while repricing of deposits lags. However, as discussed further under "Liquidity and Interest Rate Sensitivity Management," as a result of competitive factors, market conditions, customer preferences and other factors, the Company may not be able to benefit from further increases in market interest rates.

         Although the Company has continued to grow in asset size since its inception in 1998, it has been able to control its operating efficiency. Within the past two years the Company expanded into the Chantilly and Manassas markets, opened a new operations center, opened a loan production office in Gaithersburg, Maryland, and expanded its mortgage lending division. These are growth oriented initiatives taken after additional capital was raised in the fourth quarter of 2003. While these pro-active initiatives have increased operating expenses, as evidenced by the rise in the Bank's efficiency ratio to 61.07% during 2005, the Company's focus remains on a long term strategy of expanding our franchise throughout the Northern Virginia market. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, which includes securities gains or losses and gains or losses on the sale of mortgage loans. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

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

         Table 1 provides certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest earning assets and interest expense of interest bearing liabilities for the years ended December 31, 2005, 2004 and 2003 and the average yields earned and rates paid during those periods. These yields and costs are derived by dividing income or expense by the average daily balance of the related asset or liability for the periods presented. The Company did not have any tax exempt income during any of the periods presented in Table 1. Nonaccrual loans have been included in the average balances of loans receivable.

         2005 vs. 2004. For the year ended December 31, 2005, net interest income increased $5.2 million, or 41%, to $17.8 million from the $12.6 million for the year ended December 31, 2004. This was primarily a result of the increase in the volume of interest earning assets, and partially offset by the effect of deposit repricings. Total average earning assets increased by $130.5 million, or 38%, from 2004 to 2005. The yield on earning assets increased by 68 basis points from

2004, partially a reflection the rising interest rate market, but more importantly, the benefit derived from balance sheet growth occurring in higher yielding loans rather than lower yielding securities and overnight investments. Average loans outstanding grew by $115.3 million, or 55%, during 2005. The yield on such loans increased by 47 basis points. Average federal funds decreased $12.1 million, or 54%, while the yield increased 111 basis points. The average balance of the security portfolio grew $25.8 million, or 24%, and the yield on the portfolio improved 15 basis points.

         For the year ended December 31, 2005, average interest bearing liabilities increased $108.0 million or 45% from the prior year. Interest bearing deposits grew $94.7 million and borrowings, which includes federal funds purchased and trust preferred capital notes, increased $13.3 million. Interest expense paid on these liabilities for 2005 was $9.5 million compared with $4.8 million for 2004. The cost of funds increased 72 basis points from 2.01% during 2004 to 2.73% during 2005.

         The resulting effect of the changes in interest rates between 2005 and 2004, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in an increase in the net interest margin of 7 basis point to 3.79% in 2005 versus 3.72% in 2004. Management believes this stability is indicative of the Company's interest rate risk management process.

         2004 vs. 2003. For the year ended December 31, 2004, net interest income increased $3.2 million, or 34%, to $12.6 million from the $9.4 million for the year ended December 31, 2003. This was primarily a result of the increase in the volume of interest earning assets, and partially offset by the effect of loan repricings. Total average earning assets increased by $87.2 million, or 35%, from 2003 to 2004. The yield on earning assets decreased by only 2 basis points from 2003, reflecting the benefit of faster growth in higher yielding loans rather than lower yielding securities and overnight investments. Average loans outstanding grew by $63.3 million, or 44%, during 2004. The yield on such loans decreased by 48 basis points. Average federal funds increased $2.4 million, or 12%, while the yield increased 53 basis points. The average balance of the security portfolio grew $21.8 million, or 25%, and the yield on the portfolio improved 27 basis points. Although many agency bonds were called throughout 2004 they were reinvested at favorable rates in similar instruments.

         For the year ended December 31, 2004, average interest bearing liabilities increased $64.8 million or 37% from the prior year. Interest bearing deposits grew $59.6 million and borrowings, which includes federal funds purchased and trust preferred capital notes, increased $5.2 million. Interest expense paid on these liabilities for 2004 was $4.8 million compared with $3.6 million for 2003. The cost of funds declined 4 basis points from 2.05% during 2003 to 2.01% during 2004.

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

TABLE 1:  AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND YIELDS/RATES


                                                Year Ended                      Year Ended                      Year Ended
                                             December 31, 2005                December 31, 2004               December 31, 2003
                                     ------------------------------- ------------------------------- -------------------------------
                                      Average               Yield/     Average              Yield/     Average               Yield/
(Dollars in thousands)                Balance    Interest    Rate      Balance   Interest    Rate      Balance    Interest    Rate
                                     ----------- ------------------- ---------------------- -------- -------------------------------
ASSETS
Loans:
  Commercial                           $ 71,449    $ 4,886    6.84%     $ 54,979   $ 3,353    6.10%      $ 39,171   $ 2,501    6.38%
  Commercial real estate                229,002     15,126    6.61%      138,877     8,715    6.28%        92,410     6,302    6.82%
  Consumer                               23,251      1,527    6.57%       14,585       818    5.61%        13,537       855    6.32%
                                     ----------- ----------          -----------  ---------          ------------  ---------
    Total loans                         323,702     21,539    6.65%      208,441    12,886    6.18%       145,118     9,658    6.66%

Loans held for sale                       2,459        140    5.69%          881        49    5.56%         1,230        60    4.88%
Taxable securities                      133,797      5,399    4.04%      108,004     4,196    3.89%        86,213     3,118    3.62%
Federal funds sold and cash
 equivalents                             10,221        265    2.59%       22,353       331    1.48%        19,955       190    0.95%
                                     ----------- ----------          -----------  ---------          ------------  ---------

Total earning assets                    470,179     27,343    5.82%      339,679    17,462    5.14%       252,516    13,026    5.16%
                                     ----------- ----------          -----------  ---------          ------------  ---------

Less: allowance for loan losses          (3,439)                          (2,319)                          (1,643)
Cash and due from banks                  16,765                           16,698                           13,671
Premises and equipment, net               2,396                            2,075                            1,392
Other assets                              5,022                            3,362                            1,890
                                     -----------                     ------------                    -------------
TOTAL ASSETS                           $490,923                         $359,495                        $ 267,826
                                     ===========                     ============                    =============

LIABILITIES AND
STOCKHOLDERS'  EQUITY
Interest bearing deposits:
Interest bearing demand deposits       $ 15,848      $ 130    0.82%     $ 12,692      $ 85    0.67%      $ 10,919      $ 88    0.81%
Money market deposit accounts           196,414      4,491    2.29%      158,653     2,958    1.86%       113,802     2,064    1.81%
Savings accounts                          3,722         51    1.37%        3,665        46    1.26%         1,954        26    1.33%
Time deposits                           107,552      3,526    3.28%       53,821     1,256    2.33%        42,543     1,115    2.62%
                                     ----------- ----------          -----------  ---------          ------------  ---------
  Total interest bearing deposits       323,536      8,198    2.53%      228,831     4,345    1.90%       169,218     3,293    1.95%
Borrowings:
  Trust preferred capital notes          11,314        742    6.56%        9,279       452    4.87%         6,688       323    4.83%
  Other borrowed funds                   14,024        572    4.08%        2,781        36    1.29%           216         2    0.93%
                                     ----------- ----------          -----------  ---------          ------------  ---------
    Total borrowings                     25,338      1,314    5.19%       12,060       488    4.05%         6,904       325    4.71%
                                     ----------- ----------          -----------  ---------          ------------  ---------

Total interest bearing
 liabilities                            348,874      9,512    2.73%      240,891     4,833    2.01%       176,122     3,618    2.05%
                                     ----------- ----------          -----------  ---------          ------------  ---------

Net interest income and net
 yield on interest earning
 assets                                           $ 17,831    3.79%               $ 12,629    3.72%                 $ 9,408    3.73%
                                                 ==========                      ==========                       ==========

Noninterest-bearing demand
 deposits                               102,241                           81,961                           69,124
Other liabilities                         1,609                            1,067                              798
Stockholders' equity                     38,199                           35,576                           21,782
                                     -----------                     ------------                    -------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                  $490,923                         $359,495                        $ 267,826
                                     ===========                     ============                    =============


         Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change due to changes in the volume of average earning assets and interest bearing liabilities, and the changes due to changes in interest rates. As the table shows, the increase in net interest income of $5.2 million for the year ended December 31, 2005, as compared to the year ended December 31, 2004, is due to the growth in the volume of earning assets and interest bearing liabilities. While the rise in interest rates has, to date, had a significant impact on interest income, it has had a greater impact on interest expense. Management has controlled its exposure to changes in interest rates such that dramatic declines in rates from 2001 through 2003 and the low but steadily rising interest rate environment since June 2004 has resulted in a modest $317,000 decline of net interest income during the year ended December 31, 2005 compared to the year ended December 31, 2004, whereas the growth in earning assets and interest bearing liabilities resulted in an increase of $5.5 million to net interest income. Interest income increased $9.9 million during 2005 compared to 2004 as higher yielding loans grew at a faster pace than securities and overnight investments resulting in a $8.0 million increase in interest income attributable to asset growth while changes in rates resulted in growth of interest income of $1.8 million. Interest expense during these comparable periods increased $4.7 million with $2.5 million of this rise attributable to growth in interest bearing liabilities while changes in rates resulted in an increase of interest expense of $2.2 million.

         Similar to changes in 2005, the increase in net interest income of $3.2 million for the year ended December 31, 2004 as compared to the twelve months ended December 31, 2003 was due to growth in the volume of earning assets and interest bearing liabilities. Balance sheet growth during 2004 resulted in an increase of $3.7 million in net interest income, whereas changes in rates resulted in a modest $501,000 decline of net interest income. Interest income increased $4.4 million from December 31, 2003 to December 31, 2004 as higher yielding loans grew at a faster pace than other assets resulting in a $5.0 million increase in interest income attributable to asset growth while the interest rate environment resulted in a decline in interest income of $572,000. Interest expense during these comparable periods increased $1.2 million with $1.3 million attributable to growth in interest bearing liabilities while changes in rates resulted in a decline in interest expense of $71,000.

TABLE 2

                                                 Year Ended December 31,                   Year Ended December 31,
                                                     2005 vs. 2004                             2004 vs. 2003
                                        ----------------------------------------  ----------------------------------------
                                          Increase         Due to Change            Increase            Due to Change
                                             or              in Average                or                in Average
                                                       -------------------------                 -------------------------
(Dollars in thousands)                   (Decrease)      Volume        Rate        (Decrease)      Volume         Rate
                                        -------------  -----------  ------------  -------------  -----------   -----------
EARNING ASSETS:
 Loans                                       $ 8,653      $ 7,126       $ 1,527        $ 3,228      $ 4,214        $ (986)
 Mortgage loans                                   91           88             3            (11)         (17)            6
 Taxable securities                            1,203        1,002           201          1,085          788           297
 Federal funds sold and cash equivalents         (66)        (180)          114            134           23           111
                                        -------------  -----------  ------------  -------------  -----------   -----------
  Total interest income                        9,881        8,036         1,845          4,436        5,008          (572)


INTEREST BEARING LIABILITIES:
 Interest bearing demand deposits                 45           21            24             (3)          14           (17)
 Money market deposit accounts                 1,533          704           829            894          813            81
 Savings deposits                                  5            1             4             20           23            (3)
 Time deposits                                 2,270        1,254         1,016            141          296          (155)
 Borrowed funds                                  826          537           289            163          140            23
                                        -------------  -----------  ------------  -------------  -----------   -----------
Total interest expense                         4,679        2,517         2,162          1,215        1,286           (71)
                                        -------------  -----------  ------------  -------------  -----------   -----------
Net interest income                          $ 5,202      $ 5,519        $ (317)       $ 3,221      $ 3,722        $ (501)
                                        =============  ===========  ============  =============  ===========   ===========

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A potential loss factor is applied to these loans which considers the historical charge off history of the Company and its peer group, trends in delinquencies and loan grading, current economic conditions, and factors that include the composition of the Company's loan portfolio. At December 31, 2005, the Company had a $163,000 impaired loan on nonaccrual status, and an additional $94,000 in loans on nonaccrual status or past due 90 days or more and still accruing. See
Note 3 to the audited consolidated financial statements for additional information regarding the Company's asset quality and allowance for loan losses. While the dollar volume of total nonperforming loans at December 31, 2005 declined $92,000, or 26%, from $349,000 at December 31, 2004, more importantly, the percentage of total loans represented by such nonperforming loans has declined significantly from 0.14% at December 31, 2004 to 0.07% at December 31, 2005.

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

TABLE 3

         The following table presents the activity in the allowance for loan losses for the years ended December 31, 2001 through 2005.

                                                                       DECEMBER 31,
                                 -----------------------------------------------------------------------------------------
(Dollars in thousands)                2005               2004              2003              2002              2001
                                 ----------------   ---------------   ---------------   ----------------  ----------------

Balance, January 1                       $ 2,790           $ 1,955           $ 1,390            $ 1,030             $ 600
Provision for loan losses                  1,167               990               662                483               450
Loan charge-offs:
     Commercial                              (35)             (135)              (71)              (122)               (5)
     Consumer                                 (2)              (21)              (41)                (4)              (15)
                                 ----------------   ---------------   ---------------   ----------------  ----------------
       Total charge-offs                     (37)             (156)             (112)              (126)              (20)
Loan recoveries:
     Commercial                                -                 -                15                  -                 -
     Consumer                                  -                 1                 -                  3                 -
                                 ----------------   ---------------   ---------------   ----------------  ----------------
     Net charge-offs                         (37)             (155)              (97)              (123)              (20)
                                 ----------------   ---------------   ---------------   ----------------  ----------------
Balance, December 31                     $ 3,920           $ 2,790           $ 1,955            $ 1,390           $ 1,030
                                 ================   ===============   ===============   ================  ================

Ratio of net charge-offs
during the period to average
loans outstanding                           0.01%             0.07%             0.07%              0.12%             0.03%

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

                                                                        DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                   2005                 2004                2003                2002                 2001
                            -------------------  ------------------- ------------------- -------------------  -------------------
                                       Percent              Percent             Percent             Percent              Percent
                                      of total             of total            of total            of total             of total
(Dollars in thousands)       Amount    loans      Amount    loans      Amount   loans     Amount    loans      Amount    loans
                            --------- ---------  ------------------- ------------------- -------------------  -------------------
Construction loans           $   338      11.6%     $ 299      14.1%   $    50     10.7%     $  35     10.0%       $ 78     10.9%
Commercial loans                 982      12.5%       553      13.1%       984     14.7%       765     23.0%        281     27.3%
Commercial real estate
 loans                         2,516      71.2%     1,868      67.0%       823     67.0%       504     58.1%        528     51.3%
Real estate 1-4 family
 residental loans                  4       0.4%        20       0.6%         4      2.2%         6      1.7%         40      3.9%
Home equity loans                 21       2.1%        17       2.2%         9      1.9%         8      2.0%         19      1.8%
Consumer loans                    59       2.2%        33       3.0%        85      3.4%        72      5.2%         84      4.8%
                            --------- ---------  ------------------- ------------------- -------------------  -------------------
  Balance end of period      $ 3,920     100.0%    $ 2,790    100.0%   $ 1,955    100.0%   $ 1,390    100.0%    $ 1,030    100.0%
                            ========= =========  =================== =================== ===================  ===================

TABLE 5

The following table shows the amounts of non-performing assets at the dates indicated.

                                                                                DECEMBER 31,
                                                   -----------------------------------------------------------------------
(Dollars in Thousands)                                2005           2004           2003          2002           2001
                                                   ------------   ------------  -------------  ------------   ------------

Nonaccrual loans excluded from impaired loans:
   Commercial                                            $   -          $   -          $ 150         $  22          $   -
   Consumer                                                  -              -             36            34              -
Accruing loans- past due 90 days or more:
   Commercial                                                9              -              -             -            266
   Consumer                                                 25              -              -             -              -
Impaired loans:
   Commercial                                              223            349            324           240              -
                                                   ------------   ------------  -------------  ------------   ------------
Total non-performing assets                              $ 257          $ 349          $ 510         $ 296          $ 266
                                                   ============   ============  =============  ============   ============

         At December 31, 2005, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. It is the Company's policy to apply all payments received on nonaccrual loans to principal until the balance has been satisfied or the loan returns to accrual status. During 2003, approximately $33,000 in gross interest income would have been recorded on nonaccrual and impaired loans had the loans been accruing interest throughout the period. No amounts were included in gross interest income in respect of nonaccrual or impaired loans in 2004 and 2005.

LOANS

         The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At December 31, 2005, total loans were $378.5 million, a 51.4% increase from the $250.0 million in loans outstanding at December 31, 2004. Total loans at December 31, 2004 represented a 47.9% increase from the $169.0 million of loans at December 31, 2003. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is largely confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

         Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

         Virtually all of the Company's commercial real estate mortgage and development loans, which account for approximately 71% of our total loans at December 31, 2005, relate to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. The local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect to properties occupied or managed by the owner.

         The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 6, 22% of the Company's loans are fixed rate loans and 96% of the Company's loans reprice or have a maturity date that falls within five years.

         Consumer loans consist primarily of secured installment credits to individuals, residential construction loans secured by a first deed of trust, home equity loans, or home improvement loans. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 4.7% of the loan portfolio at December 31, 2005, as compared to 5.8% at December 31, 2004 and 7.5% at December 31, 2003.

TABLE 6

         Table 6 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 2005. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.

                                                           December 31, 2005
                                       ---------------------------------------------------------
                                                       After One
                                          Within      Year Through    After Five
(Dollars in thousands)                   One Year      Five Years       Years          Total
                                         ---------      -----------     --------      --------
Construction loans                       $  36,704      $     2,376     $  4,780      $ 43,860
Commercial loans                            37,225            9,957          244        47,426
Commercial real estate loans               133,425          124,727       11,269       269,421
Real estate 1-4 family residential             396              661          284         1,341
Home equity loans                            8,033                -            -         8,033
Consumer loans                               6,526            1,638            -         8,164
Deposit overdrafts                             246                -            -           246
                                         ---------      -----------     --------      --------
Total                                    $ 222,555      $   139,359     $ 16,577      $378,491
                                         =========      ===========     ========      ========

                                                       After One
                                          Within      Year Through    After Five
(Dollars in thousands)                   One Year      Five Years       Years          Total
                                         ---------      -----------     --------      --------
Fixed rate                               $  25,367      $    47,778     $  9,079      $  82,224
Variable/Adjustable rate                   197,188           91,581        7,498        296,267
                                         ---------      -----------     --------      ---------
Total                                    $ 222,555      $   139,359     $ 16,577      $ 378,491
                                         =========      ===========     ========      =========

         At December 31, 2005, the aggregate amount of loans due after one year which have fixed rates was approximately $56.9 million, and the amount with variable or adjustable rates was approximately $99.1 million.

TABLE 7

The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

                                                                           DECEMBER 31,
                                      ----------------------------------------------------------------------------------------
(Dollars in thousands)                     2005              2004              2003              2002              2001
                                      ---------------   ---------------   ----------------  ----------------  ----------------

Construction loans                          $ 43,860          $ 35,166           $ 18,130          $ 12,160           $ 9,408
Commercial loans                              47,426            32,782             24,885            27,862            23,478
Commercial real estate loans                 269,421           167,696            113,316            70,318            44,192
Real estate-1-4 family residential             1,341             1,559              3,801             2,069             3,363
Home equity loans                              8,033             5,400              3,193             2,390             1,554
Consumer loans                                 8,164             7,290              5,691             6,088             4,025
Overdrafts                                       246               103                 31               160               119
                                      ---------------   ---------------   ----------------  ----------------  ----------------
Total                                        378,491           249,996            169,047           121,047            86,139
Less allowance for loan losses                (3,920)           (2,790)            (1,955)           (1,390)           (1,030)
                                      ---------------   ---------------   ----------------  ----------------  ----------------
Total Net Loans                            $ 374,571         $ 247,206          $ 167,092         $ 119,657          $ 85,109
                                      ===============   ===============   ================  ================  ================

INVESTMENT SECURITIES

         The carrying value (fair value) of the Company's securities portfolio decreased $27.8 million to $119.0 million at December 31, 2005 from $146.8 million at December 31, 2004. The carrying value (fair value) of the Company's securities portfolio increased $24.5 million to $146.8 million at December 31, 2004 from $122.3 million at December 31, 2003.

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

TABLE 8

The following table presents detail of investment securities in our portfolio at the dates indicated.

                                                                                   DECEMBER 31,
                                                 ---------------------------------------------------------------------------------
                                                          2005                        2004                       2003
                                                 --------------------------  -------------------------  --------------------------
                                                               Percent of                  Percent of                  Percent of
(Dollars in thousands)                             Balance     Portfolio        Balance    Portfolio        Balance    Portfolio
                                                 ------------- ------------  ------------- -----------  -------------- -----------
Available for Sale (at Market Value):
   U.S. Agency                                       $ 96,977        81.5%      $ 121,137       82.5%        $ 94,929       77.6%
   Mortgage-backed securities                          17,475        14.7%         20,580       14.0%          16,250       13.3%
   Adjustable rate mortgage-backed securities             979         0.8%          1,592        1.1%           3,677        3.0%
   Corporate bonds                                      1,649         1.4%          2,148        1.5%           6,571        5.4%
   Restricted stock                                     1,906         1.6%          1,338        0.9%             901        0.7%
                                                 ------------- ------------  ------------- -----------  -------------- -----------
Total                                               $ 118,986       100.0%      $ 146,795      100.0%       $ 122,328      100.0%
                                                 ============= ============  ============= ===========  ============== ===========

TABLE 9

         The following table provides information regarding the maturity composition of our investment portfolio, at fair value, at December 31, 2005.

                             MATURITY OF SECURITIES
                                Years to Maturity

                                       Within         Over 1 Year       Over 5 Years          Over
(Dollars in thousands)                 1 Year       through 5 Years   through 10 Years      10 Years            Total
                                  --------------    ---------------   ----------------  ---------------   -----------------
                                   Amount  Yield     Amount   Yield    Amount   Yield   Amount    Yield     Amount    Yield
                                  --------  ----    --------   ----    ------     ----  --------   ----   ---------   -----
AVAILABLE FOR SALE (FAIR VALUE):
U. S. Agency                      $ 69,705  3.97%   $ 24,289   3.79%   $2,983    6.00%  $      -      -   $  96,977   3.99%
Mortgage-backed securities              26  6.09%        299   4.55%    1,995    4.22%    15,155   4.76%     17,475   4.70%
Adjustable rate mortgage-
backed securities                        -     -           -      -         -       -        979   3.92%        979   3.92%
Corporate bonds                          -     -       1,649   5.22%        -       -          -      -       1,649   5.22%
Restricted stock                         -     -           -      -         -       -      1,906   4.60%      1,906   4.60%
                                  --------          --------           ------           --------          ---------   ----
Total debt securities
available for sale                $ 69,731  3.97%   $ 26,237   3.89%   $4,978     5.29% $ 18,040   4.70%  $ 118,986   4.12%
                                  ========          ========           ======           ========          =========   ====

         For additional information regarding the investment portfolio, see Note 2 to the consolidated financial statements for the year ended December 31, 2005.

         At December 31, 2005, there were no issuers, other than issuers who are U.S. government agencies, whose securities owned by the Company had an aggregate book value of more than 10% of total stockholders' equity of the Company.

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

         The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

 (Dollars in thousands)                   2005                2004
                                     ----------------    ---------------

 Commitments to extend credit           $ 84,411           $ 52,461
 Standby letters of credit              $  2,730           $  2,591

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

         The Company has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes the Company's contractual cash obligations as of December 31, 2005.

                                                                    PAYMENTS DUE-BY PERIOD
                                               -----------------------------------------------------------------------
                                                             LESS THAN         ONE TO      FOUR TO FIVE     AFTER FIVE
(DOLLARS IN THOUSANDS)                           TOTAL       ONE YEAR        THREE YEARS      YEARS           YEARS
                                               --------      --------        -----------   ------------     ----------
Trust preferred capital notes                  $ 17,527      $      -        $       -      $        -      $   17,527
Operating leases                                  4,884           886            1,402           1,156           1,440
Data processing services                          2,100           516            1,584               -               -
                                               --------      --------        ---------      ----------      ----------
Total contractual cash obligations             $ 24,511      $  1,402        $   2,986      $    1,156      $   18,967
                                               ========      ========        =========      ==========      ==========

         The table does not reflect quarterly interest payments in respect to trust preferred capital notes. For additional information on the interest requirements of such notes, see Note 17 to the financial statements. The table does not reflect deposit liabilities entered into in the ordinary course of the Company's banking business. At December 31, 2005, the

Company had $277.8 million of demand and savings deposits, exclusive of interest, which have no stated maturity or payment date. The Company also had $193.5 million of time deposits, exclusive of interest, the maturity distribution of which is set forth in Note 5 to the Consolidated Financial Statements. For additional information about the Company's deposit obligations, see "Net Interest Income" and "Deposits" above. See Note 17 to the Consolidated Financial Statements for additional information regarding the trust preferred securities and related capital notes.

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

         The body of the matrix is derived by allocating the longest fixed rate funding sources to the longest fixed rate assets and shorter term variable sources to shorter term variable uses. The result is a graphical depiction of the time periods over which we expect to experience exposure to rising or falling rates. Since the scales of the liability and assets sides are identical, all numbers in the matrix would fall within the diagonal lines if we were perfectly matched across all repricing time frames. Numbers outside the diagonal lines represent two general types of mismatches: liability sensitive in time frames when numbers are to the left of the diagonal line and asset sensitive in time frames when numbers are to the right of the diagonal line. Corresponding yields are included under the balances.

         At December 31, 2005, we were modestly liability sensitive in the short term and then we become asset sensitive beyond three years. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors. These products may not reprice consistently with assets such as variable rate commercial loans or other loans that immediately reprice as the prime rate changes. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes.

         Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 8 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Economic Low Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50bp up and 50bp down increments but not below zero. At December 31, 2005, the following 12-month impact on net interest income is estimated to range from a positive impact of 7.6% in a rising rate scenario, to a negative impact of (4.5)% if rates decline 200 basis points from current levels. In the rate shock scenarios the 12-month impact on net interest income is estimated to range from a positive impact of 4.0% if rates were to immediately increase 200 basis points, to a negative impact of (5.5)% if rates were to immediately decline 200 basis points. The Company believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

         The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the scenarios the Company believes are most likely to occur, but measured against a static interest rate environment as of December 31, 2005. The Company is positioned to improve earnings if rates continue to rise. With respect to further reductions in rates, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 200 basis point decline is realistic given that interest rates remain at relatively low levels, and in light of the Federal Reserve's indications with respect to the interest rate environment. Thus management believes the exposure to further changes in anticipated interest rates would not have a material negative effect on the results of operations, although there can be no assurance.

              Rising Rate Scenario                 7.6 %
              Ramp Up 200bp- 12 months             4.0 %
              Ramp Up 100bp- 12 months             2.1 %
              Most Likely Rates                    1.4 %
              Static Rates                         -0- %
              Ramp Down 100bp- 12 months          (2.2)%
              Ramp Down 200bp- 12 months          (4.5)%
              Low Rate Environment                (3.5)%

TABLE 11
(Dollars in thousands)

                              MATCH FUNDING MATRIX
                                JAMES MONROE BANK
                                DECEMBER 31, 2005

-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------
             ASSETS>   60+     37 - 60   25 - 36  13 - 24  10 - 12   7 - 9    4 - 6     1 - 3   O/N       TOTAL
                      MONTHS    MONTHS    MONTHS   MONTHS   MONTHS   MONTHS   MONTHS    MONTHS
-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------
                      56,374   74,404    73,239   78,511   14,575   23,447   28,292    27,656   153,409  529,907
LIABILITIES
  & EQUITY             5.65%    5.36%     5.62%    5.20%    5.78%    5.99%    5.79%     5.98%     7.72%
-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------
    60+      147,926  56,374   74,404    17,148                                                          147,926
   MONTHS     0.00%    5.65%    5.36%     5.62%
-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------
   37-60     11,531                      11,531                                                           11,531
   MONTHS     5.61%                       0.01%                    ASSET SENSITIVE
-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------
   25-36      3,209                       3,209                                                            3,209
   MONTHS     3.66%                       1.96%
-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------
   13-24     13,778                      13,778                                                           13,778
   MONTHS     3.45%                       2.17%
-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------
   10-12      19,455                     19,455                                                           19,455
   MONTHS     3.81%                       1.81%
-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------
    7-9       74,472                      8,118   66,354                                                  74,472
   MONTHS     4.70%                       0.92%    0.50%
-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------
    4-6      27,350                               12,157   14,575     618                                 27,350
   MONTHS     3.73%                                1.47%    2.05%    2.26%
-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------
    1-3      232,186                                                22,829   28,292    27,656   153,409  232,186
   MONTHS     2.94%                                                  3.05%    2.85%     3.04%     4.78%
-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------
    O/N         0                                                                                     0        0
              0.00%   LIABILITY SENSITIVE                                                         0.00%
-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------
   TOTAL     529,907  56,374   74,404     73,239   78,511   14,575   23,447   28,292   27,656   153,409  529,907
-----------  -------  -------  -------  --------  -------  -------  -------  -------  --------  -------  -------


NONINTEREST INCOME AND EXPENSE

         Noninterest income consists primarily of gains on the sale of loans, service charges on deposit accounts and fees and other charges for banking services. Noninterest expense consists primarily of salary and benefit costs and occupancy and equipment expense. To date, the Company has not been required to pay any premiums for deposit insurance. To the extent that deposit premiums may become required, the Company's results of operations will be adversely affected.

TABLE 12

         The categories of noninterest income that exceed 1% of operating revenue are as follows:

                                                                        DECEMBER 31,
                                                  -------------------------------------------------
(Dollars in thousands)                                 2005             2004             2003
                                                  ---------------  ---------------  ---------------

Service charges on deposit accounts                        $ 345            $ 340            $ 290
Cash management fee income                                   111              100              113
Gain on sale of securities                                    13               59              299
Gain on sale of loans                                        824              423              255
Other fee income                                             334              253              190
                                                  ---------------  ---------------  ---------------
Total noninterest income                                 $ 1,627          $ 1,175          $ 1,147
                                                  ===============  ===============  ===============

         The increases in noninterest income for the each period shown are the result of the continued growth of the Company and the expansion of products resulting in fee income. During the second quarter of 2003, we began originating conforming residential mortgage loans on a pre-sold basis, for sale to secondary market investors, servicing released. In addition, the Company earned cash management fees relating to off-balance sheet customer sweep accounts which had average balances of $27.1 million during 2005. During 2005, cash management fees increased as product balances grew in response to rising interest rates. Gain on sale of loans increased during 2005 as mortgage production increased during 2005 to $56.2 million from $23.6 million in 2004.

TABLE 13

         The categories of noninterest expense that exceed 1% of operating revenues are as follows:

                                                                         DECEMBER 31,
                                                 ---------------------------------------------------------
(Dollars in thousands)                                 2005                 2004               2003
                                                 -----------------    -----------------   ----------------

Salaries and benefits                                     $ 7,145              $ 4,689            $ 3,240
Occupancy cost, net                                         1,209                  871                611
Equipment expense                                             686                  497                430
Data processing costs                                         589                  498                373
Advertising and public relations                              293                  229                102
Professional fees - compliance related                        200                   74                  -
Professional fees - other                                     272                  285                197
Director fees                                                 247                  169                 99
Courier and express services                                   31                  122                134
Meals and entertainment                                        73                   66                 55
Supplies                                                      108                   73                 70
Postage                                                        65                   58                 52
State franchise tax                                           392                  263                217
Other                                                         573                  393                384
                                                 -----------------    -----------------   ----------------
Total noninterest expense                                $ 11,883              $ 8,287            $ 5,964
                                                 =================    =================   ================

         Non-interest expense increased $3.6 million or 43.3% from $8.3 million for the year ended December 31, 2004, to $11.9 million for 2005. Approximately 68% of this increase was in salary and benefit costs. In 2005 the Company added a number of commercial loan officers, processing staff, and administrative support staff to support the growth in customers and transactions being processed. The increase in occupancy cost during 2005 is due in part to the opening of a commercial loan production office in Maryland in addition to a full year of expenses at our Chantilly and Manassas operations. The rise in equipment expense is attributable to additional investments in technology. Growth in other expenses is due in part to costs related to higher volumes in services such as lockbox processing and mortgage originations.

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

TABLE 14

         The following table reflects average deposits and average rates paid by category for the periods indicated.

                                                                           YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                          2005                      2004                      2003
                                                  -----------------------   -----------------------   -----------------------
                                                   AVERAGE        AVERAGE    AVERAGE        AVERAGE    AVERAGE        AVERAGE
(Dollars in thousands)                             BALANCE         RATE      BALANCE         RATE      BALANCE         RATE
                                                  ---------       -------   ---------       --------  ---------       -------
Deposits:
 Noninterest-bearing demand                       $ 102,241       0.00%     $  81,961       0.00%     $  69,124       0.00%
 Interest-bearing demand                             15,848       0.82%        12,692       0.67%        10,919       0.81%
 Money Market                                       196,414       2.29%       158,653       1.86%       113,802       1.81%
 Savings                                              3,722       1.37%         3,665       1.26%         1,954       1.32%
 Certificates of deposit of $100,000 or more         92,024       3.34%        40,002       2.33%        27,954       2.62%
 Other time                                          15,528       2.94%        13,819       2.34%        14,589       2.62%
                                                  ---------       ----      ---------       ----      ---------       ----
  Total interest bearing deposits                 $ 323,536       2.53%     $ 228,831       1.90%     $ 169,218       1.95%
                                                  ---------                 ---------                 ---------
    Total Deposits                                $ 425,777                 $ 310,792                 $ 238,342
                                                  =========                 =========                 =========


TABLE 15

         The following table indicates the amount of certificates of deposit of $100,000 or more and less than $100,000, and their remaining maturities.

                                               3 MONTHS      4 TO 6      7 TO 9     10 TO 12     OVER 12
(Dollars in thousands)                          OR LESS      MONTHS      MONTHS      MONTHS       MONTHS       TOTAL
                                              --------------------------------------------------------------------------

Certificates of deposit less than $100,000      $  2,683    $  3,330     $ 33,356    $  6,740    $  4,676      $ 50,785
Certificates of deposit of $100,000 or more       49,304      24,020       41,116      12,714      15,594       142,748
                                              --------------------------------------------------------------------------
                                                $ 51,987    $ 27,350     $ 74,472    $ 19,454    $ 20,270      $193,533
                                              ==========================================================================


         Other borrowings include Federal funds purchased and short term advances from the Federal Home Loan Bank of Atlanta. Federal funds are unsecured overnight borrowings from other financial institutions. Federal Home Loan Bank of Atlanta advances are collateralized by real estate secured loans. Both types of borrowings are generally used to accommodate short-term liquidity needs. Table 16 provides information on the balances and interest rates on other borrowings for the years ended December 31, 2005, 2004 and 2003.

TABLE 16

                                                           2005                     2004                      2003
                                                   ------------------        ------------------        -----------------
(Dollars in thousands)                              BALANCE      RATE        BALANCE       RATE        BALANCE      RATE
                                                   --------      ----        -------       ----        -------      ----
AT DECEMBER 31,

Short term borrowings                              $      -                  $     -                   $ 6,886       1.00%

AVERAGE FOR THE YEAR ENDED DECEMBER 31,

Short term borrowings                              $ 14,024      4.08%       $ 2,781       1.29%       $   216       0.93%

MAXIMUM MONTH-END OUTSTANDING FOR THE
YEAR ENDED DECEMBER 31,

Short term borrowings                              $ 32,974      3.85%       $ 7,406       1.10%       $ 6,886       1.00%

CAPITAL MANAGEMENT

         Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At December 31, 2005, stockholders' equity increased $2.7 million to $39.6 million from the $36.9 million of equity at December 31, 2004 primarily as a result of an increase of $4.2 million in retained earnings for 2005, offset by an increase in other comprehensive loss related to unrealized losses on available for sale securities.

         The Company has reported a steady improvement in earnings since the Bank opened on June 8, 1998. Positive earnings were reported in the ninth month of operations and have continued with $810 thousand of earnings in 2000, $1.1 million of earnings for 2001, $1.6 million of earnings for 2002, $2.6 million of earnings for 2003, $3.0 million of earnings for 2004, and $4.2 million of earnings for 2005. One of the Company's first strategies was to restore the lost capital from the initial organization costs of $254 thousand and the accumulated earnings loss of $452 thousand for 1998. As of December 31, 2001, the earnings for 2000 and 2001 had recouped the losses and at December 31, 2002 the Company had retained earnings of approximately $2.9 million. In addition, the Company has fully utilized its net operating losses for tax purposes beginning in September 2001 and has been at a 34% effective tax rate since that date.

         The Company and Bank are required to comply with various regulatory capital requirements. At December 31, 2005, the Company and Bank were in compliance with all such requirements. For information regarding our regulatory capital ratios, please refer to note 10 to the consolidated financial statements.

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

         The Federal Reserve has revised the capital treatment of trust preferred securities, in light of recent accounting pronouncements and interpretations regarding variable interest entities, which have been read to encompass the subsidiary trusts established to issue trust preferred securities, and to which the Company issued subordinated debentures. As a result, the capital treatment of trust preferred securities has been revised to provide that in the future, such securities can be counted as Tier 1 capital at the holding company level, together with certain other restricted core capital elements, up to 25% of total capital (net of goodwill), and any excess as Tier 2 capital up to 50% of Tier 1 capital. At December 31, 2005 trust preferred securities represented 25% of the Company's tier 1 capital and 28% of its total capital. Future trust preferred issuances to increase holding company capital levels may not be available to the same extent as currently. The Company may be required to raise additional equity capital, through the sale of common stock or otherwise, sooner than it would otherwise do so.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM









To the Stockholders and Directors
James Monroe Bancorp, Inc. and Subsidiaries
Arlington, Virginia


         We have audited the accompanying consolidated balance sheets of James Monroe Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of James Monroe Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.


/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 27, 2006

                           JAMES MONROE BANCORP, INC.
                                  AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                             December 31, 2005 and 2004
                      (Dollars in thousands, except share data)


                                                              DECEMBER 31,
                                                   -----------------------------------
                                                        2005               2004
                                                   ----------------   ----------------
ASSETS
 Cash and due from banks                                  $ 19,960            $ 9,286
 Interest bearing deposits in banks                             24              2,442
 Federal funds sold                                          5,968             35,754
 Securities available for sale, at fair value              118,986            146,795
 Loans held for sale                                         2,299              2,987
Loans:
  Loans, net of unearned income                            378,491            249,996
  Allowance for loan losses                                 (3,920)            (2,790)
                                                   ----------------   ----------------
 Loans, net                                                374,571            247,206
 Bank premises and equipment, net                            2,226              2,438
 Accrued interest receivable                                 2,392              1,977
 Other assets                                                3,495              1,885
                                                   ----------------   ----------------

TOTAL ASSETS                                             $ 529,921          $ 450,770
                                                   ================   ================


LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Noninterest bearing deposits                           $ 106,831           $ 91,857
  Interest bearing deposits                                364,468            312,197
                                                   ----------------   ----------------
 Total deposits                                            471,299            404,054
  Trust preferred capital notes                             17,527              9,279
  Accrued interest payable and other liabilities             1,450                536
                                                   ----------------   ----------------
   Total liabilities                                       490,276            413,869
                                                   ----------------   ----------------

STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized
  10,000,000 shares; 5,574,710 issued and
  outstanding at December 31, 2005, 4,445,224
  at December 31, 2004                                       5,575              4,445
 Capital surplus                                            23,386             24,325
 Retained earnings                                          12,672              8,458
 Accumulated other comprehensive (loss)                    (1,988)              (327)
                                                   ----------------   ----------------
  Total stockholders' equity                                39,645             36,901
                                                   ----------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 529,921          $ 450,770
                                                   ================   ================

       The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

              For the Years Ended December 31, 2005, 2004 and 2003
                  (Dollars in thousands, except per share data)


                                                                YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                          2005            2004           2003
                                                      -------------   -------------  -------------

INTEREST AND DIVIDEND INCOME:
 Loans, including fees                                    $ 21,539        $ 12,886        $ 9,658
 Loans held for sale                                           140              49             60
 Securities, taxable                                         5,399           4,196          3,118
 Federal funds sold                                            224             324            189
 Other interest income                                          41               7              1
                                                      -------------   -------------  -------------
  Total interest and dividend income                        27,343          17,462         13,026
                                                      -------------   -------------  -------------
INTEREST EXPENSE:
 Deposits                                                    8,198           4,345          3,293
 Federal funds purchased                                       573              36              2
 Borrowed funds                                                741             452            323
                                                      -------------   -------------  -------------
  Total interest expense                                     9,512           4,833          3,618
                                                      -------------   -------------  -------------
  Net interest income                                       17,831          12,629          9,408

PROVISION FOR LOAN LOSSES                                    1,167             990            662
                                                      -------------   -------------  -------------
 Net interest income after provision for loan losses        16,664          11,639          8,746
                                                      -------------   -------------  -------------
NONINTEREST INCOME:
 Service charges and fees                                      345             340            290
 Gain on sale of securities                                     13              59            299
 Gain on sale of loans                                         824             423            255
 Other                                                         445             353            303
                                                      -------------   -------------  -------------
  Total noninterest income                                   1,627           1,175          1,147
                                                      -------------   -------------  -------------
NONINTEREST EXPENSES:
 Salaries and wages                                          6,037           3,964          2,678
 Employee benefits                                           1,108             725            562
 Occupancy expenses                                          1,209             871            611
 Equipment expenses                                            686             497            430
 Other operating expenses                                    2,843           2,230          1,683
                                                      -------------   -------------  -------------
  Total noninterest expenses                                11,883           8,287          5,964
                                                      -------------   -------------  -------------
  Income before income taxes                                 6,408           4,527          3,929

PROVISION FOR INCOME TAXES                                   2,191           1,557          1,328
                                                      -------------   -------------  -------------
 Net income                                                $ 4,217         $ 2,970        $ 2,601
                                                      =============   =============  =============

EARNINGS PER SHARE, basic                                   $ 0.76          $ 0.54         $ 0.58
EARNINGS PER SHARE, diluted                                 $ 0.72          $ 0.51         $ 0.54

       The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2005, 2004 and 2003
                             (Dollars in thousands)

                                                                                     ACCUMULATED
                                                                                        OTHER                             TOTAL
                                               COMMON       CAPITAL      RETAINED    COMPREHENSIVE    COMPREHENSIVE   STOCKHOLDERS'
                                               STOCK        SURPLUS      EARNINGS    INCOME (LOSS)       INCOME          EQUITY
                                               ------      ---------     --------    -------------    -------------   -------------

BALANCE, DECEMBER 31, 2002                     $ 1,841     $ 13,354      $ 2,894         $  1,106                       $  19,195
Comprehensive income:
 Net income                                                                2,601                           $ 2,601          2,601
 Net change in unrealized gain
  on available for sale securities, net of
  deferred taxes of $452                                                                                      (878)
 Less: reclassification adjustment,
  net of income taxes of $102                                                                                 (197)
                                                                                                      ------------
 Other comprehensive (loss), net of tax                                                    (1,075)          (1,075)        (1,075)
                                                                                                      ------------
 Total comprehensive income                                                                                $ 1,526
                                                                                                      ============
 Issuance of common stock                           603       12,201                                                       12,804
 Exercise of stock options                           40          330                                                          370
 Effect of stock split                              460         (460)                                                           -
 Cash paid in lieu of fractional shares                                       (4)                                              (4)
                                                -------     --------     -------         --------                     -----------
BALANCE, DECEMBER 31, 2003                        2,944       25,425       5,491               31                          33,891
Comprehensive income:
 Net income                                                                2,970                           $ 2,970          2,970
 Net change in unrealized gain (loss)
  on available for sale securities,
  net of deferred taxes of $164                                                                               (319)
 Less: reclassification adjustment,
  net of income taxes of $20                                                                                   (39)
                                                                                                      ------------
 Other comprehensive (loss), net of tax                                                      (358)            (358)          (358)
                                                                                                      ------------
 Total comprehensive income                                                                                $ 2,612
                                                                                                      ============
 Issuance of common stock                             6          121                                                          127
 Exercise of stock options                           17          257                                                          274
 Effect of stock split                            1,478       (1,478)                                                           -
 Cash paid in lieu of fractional shares                                       (3)                                              (3)
                                                -------     --------     -------         --------                     -----------
BALANCE, DECEMBER 31, 2004                        4,445       24,325       8,458             (327)                         36,901
Comprehensive income:
 Net income                                                                4,217                           $ 4,217          4,217
 Net change in unrealized (loss)
  on available for sale securities,
  net of deferred taxes of $851                                                                             (1,652)
 Less: reclassification adjustment,
  net of income taxes of $4                                                                                     (9)
                                                                                                      ------------
 Other comprehensive (loss), net of tax                                                    (1,661)          (1,661)        (1,661)
                                                                                                      ------------
 Total comprehensive income                                                                                $ 2,556
                                                                                                      ============
 Issuance of common stock                             8          134                                                          142
 Exercise of stock options                            8           41                                                           49
 Effect of stock split                            1,114       (1,114)                                                           -
 Cash paid in lieu of fractional shares                                       (3)                                              (3)
                                                -------     --------    --------         --------                     -----------
BALANCE, DECEMBER 31, 2005                      $ 5,575     $ 23,386    $ 12,672         $ (1,988)                       $ 39,645
                                                =======     ========    ========         ========                     ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2005, 2004 and 2003
                             (Dollars in thousands)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------------------------
                                                                                 2005                2004               2003
                                                                           -----------------   -----------------  -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $ 4,217             $ 2,970            $ 2,601
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                         621                 436                323
  Provision for loan losses                                                           1,167                 990                662
  Amortization of bond premium                                                          234                 318                439
  Accretion of bond discount                                                           (222)               (140)               (69)
  Realized (gain) on sales of securities available for sale                             (13)                (59)              (299)
  Realized (gain) on sales of loans held-for-sale                                      (824)               (423)              (255)
  Origination of loans held-for-sale                                                (56,296)            (23,627)           (17,222)
  Proceeds from sales of loans held-for-sale                                         57,808              21,624             16,916
  Deferred income tax (benefit)                                                        (402)               (291)              (220)
  (Increase) in accrued interest receivable                                            (415)               (641)              (420)
  (Increase) decrease in other assets                                                  (353)                (92)                28
  Increase (decrease) in accrued interest payable and other liabilities                 914                (222)                30
                                                                           -----------------   -----------------  -----------------
   Net cash provided by operating activities                                          6,436                 843              2,514
                                                                           -----------------   -----------------  -----------------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                         (3,178)           (103,961)          (144,197)
  Proceeds from calls and maturities of securities available for sale                14,772              37,658             23,835
  Proceeds from sales of securities available for sale                               13,700              41,174             72,397
  Purchases of premises and equipment                                                  (409)             (1,486)              (378)
  (Increase) decrease in interest bearing cash balances                               2,418              (2,442)               655
  (Increase) decrease in federal funds sold                                          29,786             (35,754)            28,826
  Net (increase) in loans                                                          (128,532)            (81,104)           (48,097)
                                                                            -----------------   -----------------  -----------------
   Net cash (used in) investing activities                                          (71,443)           (145,915)           (66,959)
                                                                           -----------------   -----------------  -----------------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, savings deposits
   and money market accounts                                                        (53,156)            124,319             31,054
  Net increase in time deposits                                                     120,401              24,619             10,192
  Net increase (decrease) in federal funds purchased                                      -              (6,886)             6,886
  Proceeds from issuance of common stock                                                191                 401             13,174
  Proceeds from issuance of trust preferred capital notes                             8,248                   -              4,000
  Cash paid in lieu of fractional shares                                                 (3)                 (3)                (4)
                                                                           -----------------   -----------------  -----------------
   Net cash provided by financing activities                                         75,681             142,450             65,302
                                                                           -----------------   -----------------  -----------------

 Increase (decrease) in cash and due from banks                                      10,674              (2,622)               857
 CASH AND DUE FROM BANKS
  Beginning                                                                           9,286              11,908             11,051
                                                                           -----------------   -----------------  -----------------
  Ending                                                                           $ 19,960             $ 9,286           $ 11,908
                                                                           =================   =================  =================

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid on deposits and borrowed funds                                      $ 9,028             $ 4,731            $ 3,709
                                                                           =================   =================  =================
  Income taxes paid                                                                 $ 2,463             $ 2,143            $ 1,272
                                                                           =================   =================  =================
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
    unrealized (loss) on securities available for sale                             $ (2,516)             $ (542)          $ (1,629)
                                                                           =================   =================  =================

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

Notes to Audited Consolidated Financial Statements

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

              BASIS OF PRESENTATION AND CONSOLIDATION

              The consolidated financial statements include the accounts of James Monroe Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, James Monroe Bank (the "Bank"), James Monroe Statutory Trust I ("Trust I"), James Monroe Statutory Trust II ("Trust II") and James Monroe Statutory Trust III ("Trust III"). In consolidation, significant inter-company accounts and transactions have been eliminated. FASB Interpretation No. 46(R) requires that the Company no longer eliminate through consolidation the equity investments in James Monroe Statutory Trust I, II and III which approximated $527,000 and $279,000 at December 31, 2005 and 2004, respectively.

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

              USE OF ESTIMATES

              The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

Notes to Audited Consolidated Financial Statements

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

Notes to Audited Consolidated Financial Statements

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

              ADVERTISING COSTS

              The Company follows the policy of charging costs of advertising to expense as incurred.

              RATE LOCK COMMITMENTS

              The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received

Notes to Audited Consolidated Financial Statements

              from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.

              STOCK COMPENSATION PLANS

              At December 31, 2005, the Company had three stock-based compensation plans which are described more fully in Note 8. Through December 31, 2005, the Company accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

              Effective April 13, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all "underwater" unvested stock options including options held by executive officers. A stock option was considered "underwater" if the option exercise price was greater than $14.44 per share, the opening market price as of the date of the board action. In addition, the Board of Directors of the Company approved the granting and immediate vesting of 14,063 shares of the Company's stock to an Executive Officer of the Company. Under the Executive Officer's employment agreement with the Company these shares were originally scheduled to be granted in the fourth quarter of 2005. As a result of these actions, the vesting of options to purchase 83,125 shares of the Company's common stock was accelerated. The decision to accelerate the vesting of options was undertaken to eliminate the future compensation expense the Company would otherwise recognize in its income statement with respect to those options upon the adoption of SFAS 123R. Information has been restated to reflect the stock splits as discussed in Note 18.

                                                                           YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------------
                                                                 2005                 2004                2003
                                                           -----------------    -----------------    ----------------
(Dollars in thousands, except per share data)

Net income, as reported                                             $ 4,217              $ 2,970             $ 2,601
Additional expense had the company adopted SFAS No. 123              (1,089)                (667)               (299)
                                                           -----------------    -----------------    ----------------
Pro forma net income                                                $ 3,128              $ 2,303             $ 2,302
                                                           =================    =================    ================

Earnings per share:
     Basic- as reported                                              $ 0.76               $ 0.54              $ 0.58
                                                           =================    =================    ================
     Basic- pro forma                                                  0.56                 0.42                0.51
                                                           =================    =================    ================
     Diluted- as reported                                              0.72                 0.51                0.54
                                                           =================    =================    ================
     Diluted- pro forma                                                0.53                 0.39                0.48
                                                           =================    =================    ================

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                 2005         2004         2003
                                            ---------    ---------    ---------

              Dividend yield                    0.00%        0.00%        0.00%
              Expected life                 6.2 years    7.7 years    8.3 years
              Expected volatility              27.97%       37.23%       32.07%
              Risk-free interest rate           3.66%        3.80%        4.07%

Notes to Audited Consolidated Financial Statements

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

              Earnings per common share have been computed based on the information in the following table. Shares have been restated to reflect the stock splits as discussed in Note 18. No options were excluded from the computation of diluted earnings per share for the year ended December 31, 2005. Options totaling 6,250 and 5,391 for the years ended December 31, 2004 and 2003, respectively were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the years presented, there was no adjustment to income from potential common shares.

                                                                          YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------
                                                                2005               2004               2003
                                                           ----------------   ----------------   ----------------
(Dollars in thousands, except share and per share data)
Net Income                                                         $ 4,217            $ 2,970            $ 2,601
                                                           ================   ================   ================

Weighted average shares outstanding--basic                       5,563,758          5,544,881          4,487,414
Common share equivalents for stock options                         333,327            299,083            299,963
                                                           ----------------   ----------------   ----------------
Weighted average shares outstanding--diluted                     5,897,085          5,843,964          4,787,377
                                                           ================   ================   ================

Earnings per share-basic                                            $ 0.76             $ 0.54             $ 0.58
                                                           ================   ================   ================
Earnings per share-diluted                                          $ 0.72             $ 0.51             $ 0.54
                                                           ================   ================   ================


              RECENT ACCOUNTING PRONOUNCEMENTS

              In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP 115-1). The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment's cost and its fair value when an impairment is determined. FSP 115-1 is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

              In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting

Notes to Audited Consolidated Financial Statements

              principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement. " The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

              In December 2004, FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 123R), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows" requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), which expresses the SEC's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

              In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company's financial statements.

Notes to Audited Consolidated Financial Statements


NOTE 2.       SECURITIES AVAILABLE FOR SALE

              The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

                                                 DECEMBER 31, 2005
                          ----------------------------------------------------------------
                                               GROSS            GROSS
                             AMORTIZED       UNREALIZED      UNREALIZED         MARKET
(Dollars in thousands)         COST            GAINS           LOSSES           VALUE
                          ---------------  --------------  ---------------  --------------
U.S. agency                     $ 99,276             $ -         $ (2,299)       $ 96,977
Mortgage backed                   18,968              23             (537)         18,454
Corporate notes                    1,849               -             (200)          1,649
Restricted stock                   1,906               -                -           1,906
                          ---------------  --------------  ---------------  --------------
Total securities               $ 121,999            $ 23         $ (3,036)      $ 118,986
                          ===============  ==============  ===============  ==============

                                                 DECEMBER 31, 2004
                          ----------------------------------------------------------------
                                               GROSS            GROSS
                             AMORTIZED       UNREALIZED      UNREALIZED         MARKET
(Dollars in thousands)         COST            GAINS           LOSSES           VALUE
                          ---------------  --------------  ---------------  --------------
U.S. agency                    $ 121,594           $ 229           $ (686)      $ 121,137
Mortgage backed                   22,208             172             (208)         22,172
Corporate notes                    2,151              26              (29)          2,148
Restricted stock                   1,338               -                -           1,338
                          ---------------  --------------  ---------------  --------------
Total securities               $ 147,291           $ 427           $ (923)      $ 146,795
                          ===============  ==============  ===============  ==============


              Information pertaining to securities with gross unrealized losses at December 31, 2005 and December 31, 2004, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:

                                                 DECEMBER 31, 2005
                               -------------------------------------------------------
                                  LESS THAN 12 MONTHS           12 MONTHS OR MORE
                               ---------------------------  --------------------------
                                              UNREALIZED                  UNREALIZED
(Dollars in thousands)          FAIR VALUE      (LOSS)      FAIR VALUE      (LOSS)
                               ------------- -------------  ------------  ------------
U.S. agency                        $ 69,704      $ (1,660)     $ 27,268        $ (639)
Mortgage backed                           -             -        16,535          (537)
Corporate notes                           -             -         1,649          (200)
                               ------------- -------------  ------------  ------------
Total securities                   $ 69,704      $ (1,660)     $ 45,452      $ (1,376)
                               ============= =============  ============  ============

                                                 DECEMBER 31, 2004
                               -------------------------------------------------------
                                  LESS THAN 12 MONTHS           12 MONTHS OR MORE
                               ---------------------------  --------------------------
                                              UNREALIZED                  UNREALIZED
(Dollars in thousands)          FAIR VALUE      (LOSS)      FAIR VALUE      (LOSS)
                               ------------- -------------  ------------  ------------
U.S. agency                        $ 53,745        $ (336)     $ 11,192        $ (350)
Mortgage backed                       7,505          (109)        3,556           (99)
Corporate notes                       1,020           (29)            -             -
                               ------------- -------------  ------------  ------------
Total securities                   $ 62,270        $ (474)     $ 14,748        $ (449)
                               ============= =============  ============  ============

Notes to Audited Consolidated Financial Statements


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

              The bonds in an unrealized loss position at December 31, 2005 were temporarily impaired due to the current interest rate environment and not increased credit risk. All securities owned by the Company are payable at par at maturity. Of the temporarily impaired securities, 45 are U.S. Government agency issued bonds (Government National Mortgage Association and the Federal Home Loan Bank) rated AAA by Standard and Poor's, 19 are government sponsored enterprise issued bonds (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor's, and one is a corporate bond rated BBB by Standard and Poor's. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

              The amortized cost and fair value of securities by contractual maturity at December 31, 2005 follows:


                                                     AMORTIZED             FAIR
(Dollars in thousands)                                  COST              VALUE
                                                  -----------------  -----------------
Due within one year                                       $ 71,396           $ 69,731
Due after one year but within five years                    27,059             26,237
Due after five years but within ten                          5,049              4,978
Due after ten years                                         16,589             16,134
                                                  -----------------  -----------------
 Total                                                     120,093            117,080
Restricted stock                                             1,906              1,906
                                                  -----------------  -----------------
 Total available for sale securities                     $ 121,999          $ 118,986
                                                  =================  =================


              Securities carried at $49,070,000 and $43,510,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

              For the years ended December 31, 2005, 2004 and 2003, proceeds from sales of securities available for sale amounted to $13,700,000, $41,174,000 and $72,397,000, respectively. Gross realized gains amounted to $13,000, $59,000 and $299,000, respectively. The tax provision applicable to these realized gains amounted to $4,000, $20,000 and $102,000, respectively. There were no gross realized losses in 2005, 2004 or 2003.

Notes to Audited Consolidated Financial Statements

NOTE 3.       LOANS AND ALLOWANCE FOR LOAN LOSSES

              Major classifications of loans are as follows:

                                                             DECEMBER 31,
                                                  ------------------------------------
(Dollars in thousands)                                  2005               2004
                                                  -----------------  -----------------
Construction loans                                        $ 43,860           $ 35,166
Commercial loans                                            47,426             32,782
Commercial real estate loans                               269,421            167,696
Real estate-1-4 family residential                           1,341              1,559
Home equity loans                                            8,033              5,400
Consumer loans                                               8,164              7,290
Deposit overdrafts                                             246                103
                                                  -----------------  -----------------
Total loans                                                378,491            249,996
Less allowance for loan losses                              (3,920)            (2,790)
                                                  -----------------  -----------------
Total net loans                                          $ 374,571          $ 247,206
                                                  =================  =================

              Changes in the allowance for loan losses are as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
(Dollars in thousands)                                   2005                 2004                  2003
                                                  -------------------  -------------------   -------------------
Beginning balance                                            $ 2,790              $ 1,955               $ 1,390
Loan charge-offs:
 Commercial                                                      (35)                (135)                  (71)
 Consumer                                                         (2)                 (21)                  (41)
                                                  -------------------  -------------------   -------------------
  Total charge-offs                                              (37)                (156)                 (112)
Recoveries of loans previously charged-off:
 Commercial                                                        -                    -                    15
 Consumer                                                          -                    1                     -
                                                  -------------------  -------------------   -------------------
  Total recoveries                                                 -                    1                    15
                                                  -------------------  -------------------   -------------------
     Net charge-offs                                             (37)                (155)                  (97)
                                                  -------------------  -------------------   -------------------
Provision for loan losses                                      1,167                  990                   662
                                                  -------------------  -------------------   -------------------
Ending balance allowance for loan losses                     $ 3,920              $ 2,790               $ 1,955
                                                  ===================  ===================   ===================

Notes to Audited Consolidated Financial Statements


              The following is a summary of information pertaining to impaired loans:

                                                                DECEMBER 31,
                                                  ------------------------------------------
(Dollars in thousands)                               2005           2004           2003
                                                  ------------   ------------  -------------
Impaired loans with a valuation allowance               $ 223          $ 349          $ 324
Impaired loans without a valuation allowance                -              -              -
                                                  ------------   ------------  -------------
 Total impaired loans                                   $ 223          $ 349          $ 324
                                                  ============   ============  =============
Valuation allowance related to impaired loans           $ 196          $ 349          $ 184
                                                  ============   ============  =============


                                                          YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------
(Dollars in thousands)                              2005            2004            2003
                                                -------------   -------------   -------------
Average investments in impaired loans                  $ 248           $ 359           $ 282
                                                =============   =============   =============
Interest income recognized on impaired loans           $   -           $   -           $  21
                                                =============   =============   =============
Interest income recognized on a cash basis on
impaired loans                                         $   -           $   -           $  21
                                                =============   =============   =============



              No additional funds are committed to be advanced in connection with impaired loans.

              All nonaccrual loans were included in the impaired loan disclosure under SFAS No. 114 as of December 31, 2005 and 2004. Nonaccrual loans excluded from impaired loan disclosure under SFAS No. 114 amounted to $186,000 at December 31, 2003. If interest on these loans had been accrued, such income would have approximated $12,000 for 2003.

              Loans totaling $34,000 and $34,000 were 90 days past due and still accruing interest at December 31, 2005 and 2003, respectively. There were no loans 90 days past due and still accruing interest at December 31, 2004.

NOTE 4.       BANK PREMISES AND EQUIPMENT

              Bank premises and equipment consist of the following:

                                                     DECEMBER 31,
                                           ---------------------------------
(Dollars in thousands)                          2005              2004
                                           ----------------  ---------------
Leasehold improvements                             $ 1,298          $ 1,243
Furniture and equipment                              1,549            1,370
Computers                                              923              813
Software                                               481              399
Premises and equipment in process                        4               22
                                           ----------------  ---------------
 Total original cost                                 4,255            3,847
Less accumulated depreciation                        2,029            1,409
                                           ----------------  ---------------
 Total book value                                  $ 2,226          $ 2,438
                                           ================  ===============

Notes to Audited Consolidated Financial Statements


              Depreciation and amortization charged to operations totaled $621,000, $436,000 and $323,000 the years ended December 31, 2005,
              2004 and 2003, respectively.

NOTE 5.       DEPOSITS

              Interest bearing deposits consist of the following:

                                                             DECEMBER 31,
                                                 -----------------------------------
(Dollars in thousands)                                2005               2004
                                                 ----------------   ----------------
NOW accounts                                            $ 12,787           $ 14,389
Savings accounts                                           3,020              4,361
Money market accounts                                    155,128            220,315
Certificates of deposit under $100,000                    50,785             13,822
Certificates of deposit $100,000 and over                142,748             59,310
                                                 ----------------   ----------------
 Total interest bearing deposits                       $ 364,468          $ 312,197
                                                 ================   ================


              At December 31, 2005, the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

2006                              $ 173,263
2007                                 13,778
2008                                  3,209
2009                                  2,346
2010                                    937
                              --------------
Total time deposits               $ 193,533
                              ==============

Notes to Audited Consolidated Financial Statements

NOTE 6.       INCOME TAXES

              Significant components of the Company's net deferred tax assets consist of the following:

                                                                  DECEMBER 31,
                                                        ---------------------------------
(Dollars in thousands)                                       2005              2004
                                                        ---------------   ---------------
Deferred tax assets:
 Provision for loan losses                                     $ 1,290             $ 901
 Unrealized loss on securities available for sale                1,025               169
 Nonaccrual interest                                                22                21
                                                        ---------------   ---------------
                                                                 2,337             1,091
                                                        ---------------   ---------------
Deferred tax liabilities:
 Depreciation                                                       (6)              (18)
                                                        ---------------   ---------------
Deferred tax asset, net                                        $ 2,331           $ 1,073
                                                        ===============   ===============


              Allocation of federal income taxes between current and deferred portions for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                DECEMBER 31,
                              --------------------------------------------------
(Dollars in thousands)             2005             2004              2003
                              ---------------   --------------   ---------------
Current tax provision                $ 2,593          $ 1,848           $ 1,548
Deferred tax (benefit)                  (402)            (291)             (220)
                              ---------------   --------------   ---------------
 Total                               $ 2,191          $ 1,557           $ 1,328
                              ===============   ==============   ===============

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2005, 2004 and 2003, due to the following:

                                                                         DECEMBER 31,
                                                        -------------------------------------------------
(Dollars in thousands)                                       2005             2004             2003
                                                        ---------------  ---------------  ---------------
Computed "expected" tax expense                                $ 2,179          $ 1,539          $ 1,336
Increase (decrease) in income taxes resulting from:
    Nondeductible expenses                                          12               11                9
    Other                                                            -                7              (17)
                                                        ---------------  ---------------  ---------------
      Total                                                    $ 2,191          $ 1,557          $ 1,328
                                                        ===============  ===============  ===============


Notes to Audited Consolidated Financial Statements


NOTE 7.       LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

              The Company leases its facilities under operating leases expiring at various dates through 2013. The leases provide that the Company pay as additional rent, its proportionate share of real estate taxes, insurance, and other operating expenses. The majority of the leases contain a provision for annual increases of 3%. Total rental expense for the years ended December 31, 2005, 2004 and 2003 was $926,000, $662,000 and $450,000, respectively.

              The minimum lease commitments for the next five years and thereafter are:

              (Dollars in thousands)

              2006                                     $ 886
              2007                                       850
              2008                                       551
              2009                                       569
              2010                                       587
              Thereafter                               1,440
                                              ---------------
              Total                                  $ 4,883
                                              ===============

NOTE 8.       STOCK OPTION PLANS

              The Company's stock option plans for key employees and directors are accounted for in accordance with Accounting Principles Board
              (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation has been recognized for grants under the plans. The 1998 Plan provides that 323,015 shares of the Company's common stock will be reserved for both incentive stock options and non-qualified stock options to purchase common stock of the Company. The exercise price per share for incentive stock options and non-qualified stock options shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised in increments, commencing after the date of grant. One-third of the options granted become vested and exercisable in each of the three years following the grant date. Each incentive and non-qualified stock option granted under this plan shall expire not more than ten years from the date the option is granted.

              In 1999, the Company adopted a stock option plan in which options for 235,125 shares of common stock were reserved for issuance to directors of the Company. The stock option plan requires that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of grant. All options granted under this plan have vested and expire not more than ten years from the date the options were granted.

              In 2003, the Company adopted the 2003 Executive Compensation plan that reserves 468,750 shares of the Company's common stock for both incentive and non-qualified stock options, restricted stock, and stock appreciation rights, for issuance to employees and directors. The stock option plan required that options be granted at an exercise price equal to at least 100% of the fair market value of the common stock on the date of grant. Options granted under this plan become vested and exercisable within three to five years following the grant date with the exception of options granted to directors which vest immediately. Options granted under this plan shall expire not more than ten years from the date the option is granted.

Notes to Audited Consolidated Financial Statements

              A summary of the status of the Company's employee stock options is presented in the table below. Information has been restated to reflect the stock splits as discussed in Note 18.

                                                  2005                          2004                         2003
                                       ----------------------------  ---------------------------- ----------------------------
                                                        WEIGHTED                      WEIGHTED                     WEIGHTED
                                                        AVERAGE                       AVERAGE                      AVERAGE
                                                        EXERCISE                      EXERCISE                     EXERCISE
                                          SHARES         PRICE          SHARES         PRICE         SHARES         PRICE
                                       -------------  -------------  -------------  ------------- -------------- -------------
Outstanding at beginning of year            374,778         $ 9.17        250,232         $ 6.06        253,583        $ 3.32
Granted                                      70,438          14.90        142,500          14.83         76,687         12.52
Exercised                                    (9,608)          5.08         (9,265)          7.65        (75,585)         3.41
Forfeited                                    (9,419)         12.84         (8,689)         12.68         (4,453)         6.23
                                       -------------                 -------------                --------------
Outstanding at end of year                  426,189          10.13        374,778           9.17        250,232          6.06
                                       =============                 =============                ==============

Options excercisable at year end            426,085        $ 10.13        263,246         $ 6.98        187,136        $ 4.37
                                       =============                 =============                ==============

Weighted average fair value of
options granted during the year              $ 5.88                        $ 7.78                        $ 5.36


              A summary of the status of the Company's director stock options is presented in the table below. Information has been restated to reflect the stock splits as discussed in Note 18.

                                                  2005                          2004                         2003
                                       ----------------------------  ---------------------------- ----------------------------
                                                        WEIGHTED                      WEIGHTED                     WEIGHTED
                                                        AVERAGE                       AVERAGE                      AVERAGE
                                                        EXERCISE                      EXERCISE                     EXERCISE
                                          SHARES         PRICE          SHARES         PRICE         SHARES         PRICE
                                       -------------  -------------  -------------  ------------- -------------- -------------
Outstanding at beginning of year            291,112         $ 6.89        239,061         $ 4.63        201,572        $ 3.22
Granted                                      14,062          14.44         71,250          14.89         37,489         12.19
Exercised                                         -              -        (19,199)          8.39              -             -
                                       -------------                 -------------                --------------
Outstanding at end of year                  305,174           7.24        291,112           6.89        239,061          4.63
                                       =============                 =============                ==============

Options excercisable at year end            305,174         $ 7.24        291,112         $ 6.89        239,061        $ 4.63
                                       =============                 =============                ==============

Weighted average fair value of
options granted during the year              $ 5.30                        $ 5.71                        $ 6.21


Notes to Audited Consolidated Financial Statements


              Information pertaining to options outstanding for all plans at December 31, 2005 is as follows:

                                              OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                               --------------------------------------------------  ---------------------------------
                                                   WEIGHTED
                                                    AVERAGE          WEIGHTED                           WEIGHTED
                                                   REMAINING         AVERAGE                            AVERAGE
          RANGE OF                 NUMBER         CONTRACTUAL        EXERCISE          NUMBER           EXERCISE
      EXERCISE PRICES            OUSTANDING          LIFE             PRICE          EXERCISABLE         PRICE
-----------------------------  ---------------  ----------------  ---------------  ----------------  ---------------
        $2.84 - 4.12                  310,360      3.19 years             $ 2.87           310,360           $ 2.87
        $5.16 - 5.26                   39,853         6.22                  5.21            39,853             5.21
       $12.03 - 15.38                 381,150         8.33                 14.24           381,046            14.24
                               ---------------                                     ----------------
Total                                 731,363      6.03 years               8.92           731,259             8.92
                               ===============                                     ================


NOTE 9.       401(K) PLAN

              Effective January 1, 1999, the Company adopted a Section 401(k) plan covering employees meeting certain eligibility requirements as to minimum age and years of service. Employees may make voluntary contributions to the 401(k) plan through payroll deductions on a pre-tax basis. The Company may make discretionary contributions to the 401(k) plan based on its earnings. The plan has a KSOP component whereby employees may elect to allocate a portion of funds to an Employee Stock Ownership Plan. The employer's contributions are subject to a vesting schedule requiring the completion of five years of service before these benefits become vested. A participant's 401(k) plan account, together with investment earnings thereon, is distributable following retirement, death, disability or other termination of employment under various payout options. For the years ended December 31, 2005, 2004 and 2003, expense attributable to the plan amounted to $152,000, $80,000 and $43,000 respectively.

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

              Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank exceeded all capital adequacy requirements to which they are subject.

              As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table.

Notes to Audited Consolidated Financial Statements

                                                                                                         MINIMUM TO BE WELL
                                                                                                         CAPITALIZED UNDER
                                                                                 MINIMUM CAPITAL         PROMPT CORRECTIVE
                                                         ACTUAL                    REQUIREMENT           ACTION PROVISIONS
                                                -------------------------  ------------------------   ------------------------
 (Dollars in thousands)                           AMOUNT         RATIO       AMOUNT        RATIO        AMOUNT        RATIO
                                                ------------   ----------  ------------  ----------   ------------  ----------
 As of December 31, 2005:
  Total Capital (to Risk Weighted Assets):
   Consolidated                                    $ 63,080        15.9%      $ 31,679        8.0%            N/A         N/A
   Bank                                            $ 49,447        12.6%      $ 31,470        8.0%       $ 39,337       10.0%
  Tier 1 Capital (to Risk Weighted Assets):
   Consolidated                                    $ 55,511        14.0%      $ 15,838        4.0%            N/A         N/A
   Bank                                            $ 45,527        11.6%      $ 15,740        4.0%       $ 23,610        6.0%
  Tier 1 Capital (to Average Assets):
   Consolidated                                    $ 55,511        10.6%      $ 20,908        4.0%            N/A         N/A
   Bank                                            $ 45,527         8.9%      $ 20,370        4.0%       $ 25,463        5.0%

 As of December 31, 2004:
  Total Capital (to Risk Weighted Assets):
   Consolidated                                    $ 49,019        17.1%      $ 22,906        8.0%            N/A         N/A
   Bank                                            $ 34,782        12.3%      $ 22,659        8.0%       $ 28,324       10.0%
  Tier 1 Capital (to Risk Weighted Assets):
   Consolidated                                    $ 46,229        16.1%      $ 11,485        4.0%            N/A         N/A
   Bank                                            $ 31,992        11.3%      $ 11,335        4.0%       $ 17,002        6.0%
  Tier 1 Capital (to Average Assets):
   Consolidated                                    $ 46,229        10.7%      $ 17,234        4.0%            N/A         N/A
   Bank                                            $ 31,992         7.7%      $ 16,641        4.0%       $ 20,801        5.0%



              RESTRICTION ON DIVIDENDS

              Prior approval of the Bank's regulatory agencies is required to pay dividends which exceed the Bank's net profits for the current year, plus its retained net profits for the preceding two years. At December 31, 2005, the Bank could pay $10,163,000 in dividends without prior regulatory approval. The Bank did not pay any cash dividends during the years ended December 31, 2005, 2004 or 2003.

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

              The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

 (Dollars in thousands)                   2005                2004
                                     ----------------    ---------------
 Commitments to extend credit               $ 84,411           $ 52,461
 Standby letters of credit                   $ 2,730            $ 2,591


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

              Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

              Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

              The Company maintains a portion of its cash balances with several financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Unsecured balances were approximately $254,000 at December 31, 2005.

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

              Aggregate loan balances with related parties totaled $4,702,000 and $4,030,000 at December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, total principal additions were $1,498,000 and total principal payments were $826,000.

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

              OFF BALANCE SHEET INSTRUMENTS - Fair values for off-balance sheet credit-related instruments are based on fees currently charged to enter similar arrangements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2005 and 2004, the fair values of loan commitments and standby letters of credit were deemed immaterial.

Notes to Audited Consolidated Financial Statements

              The estimated fair values of the Company's financial instruments at December 31, 2005 and 2004 are as follows:

                                                DECEMBER 31, 2005                  DECEMBER 31, 2004
                                        --------------------------------   --------------------------------
                                          CARRYING            FAIR           CARRYING            FAIR
(Dollars in thousands)                     AMOUNT            VALUE            AMOUNT            VALUE
                                        --------------   ---------------   --------------   ---------------
FINANCIAL ASSETS:
  Cash and due from banks                   $ 19,960          $ 19,960          $ 9,286           $ 9,286
  Interest bearing deposits in banks              24                24            2,442             2,442
  Federal funds sold                           5,968             5,968           35,754            35,754
  Securities available for sale              118,986           118,986          146,795           146,795
  Loans held for sale                          2,299             2,299            2,987             2,987
  Loans, net                                 374,571           366,123          247,206           238,439
  Accrued interest                             2,392             2,392            1,977             1,977

FINANCIAL LIABILITIES:
  Deposits                                 $ 471,299         $ 470,701        $ 404,054         $ 403,399
  Long-term borrowings                        17,527            16,198            9,279             9,256
  Accrued interest                               701               701              217               217


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

NOTE 14.      COMMITMENTS AND CONTINGENT LIABILITIES

              The Bank has unsecured lines of credit with correspondent banks totaling $125,720,000 available for overnight borrowing. There were no amounts drawn on these lines at December 31, 2005 or 2004.

              As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final reporting period in the year ended December 31, 2005, the aggregate amount of daily average balances was approximately $7,280,000.

NOTE 15.      OTHER NONINTEREST INCOME AND EXPENSES

              The principal components of other noninterest income in the consolidated statements of income are:

(Dollars in thousands)             2005             2004             2003
                               --------------   --------------  ---------------
 Cash management fee income            $ 111            $ 100            $ 113
 Other fee income                        334              253              190
                               --------------   --------------  ---------------
                                       $ 445            $ 353            $ 303
                               ==============   ==============  ===============

Notes to Audited Consolidated Financial Statements

         The principal components of other operating expenses in the consolidated statements of income are:


(Dollars in thousands)                  2005         2004          2003
                                    ----------    ---------     ---------
Data processing costs                   $ 589        $ 498         $ 373
Advertising and public relations          293          229           102
Professional fees                         472          359           197
Courier and express services               31          122           134
Meals and entertainment                    73           66            55
Supplies                                  108           73            70
Postage                                    65           58            52
State franchise tax                       392          263           217
Other                                     820          562           483
                                    ----------    ---------     ---------
                                      $ 2,843      $ 2,230       $ 1,683
                                    ==========    =========     =========

NOTE 16.      CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

         Financial information pertaining only to James Monroe Bancorp, Inc. is as follows:

                            CONDENSED BALANCE SHEETS
                           December 31, 2005 and 2004

(Dollars in thousands)                                 2005              2004
                                                  ---------------   ----------------
ASSETS
 Interest bearing deposits in banks                      $ 4,206            $ 2,442
 Securities available for sale, at fair value              8,368             11,347
 Investment in subsidiary bank                            43,578             31,686
 Other assets                                              1,056                710
                                                  ---------------   ----------------
                                                        $ 57,208           $ 46,185
                                                  ===============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Other liabilities                                          $ 36                $ 5
 Trust preferred capital notes                            17,527              9,279
 Stockholders' equity                                     39,645             36,901
                                                  ---------------   ----------------
                                                        $ 57,208           $ 46,185
                                                  ===============   ================

Notes to Audited Consolidated Financial Statements

                           CONDENSED INCOME STATEMENTS
              For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)                               2005               2004              2003
                                                ----------------   ---------------   ----------------
Interest income                                           $ 365             $ 660              $ 284
Interest expense                                            742               452                323
Gain on sale of securities                                    5                 -                  -
Operating expense                                           111               152                102
                                                ----------------   ---------------   ----------------
Income (loss) before income tax expense
(benefit) and equity in undistributed
income of subsidiaries                                     (483)               56               (141)
Income tax expense (benefit)                               (164)               38                (67)
Equity in undistributed income of subsidiaries            4,536             2,952              2,675
                                                ----------------   ---------------   ----------------
          Net income                                    $ 4,217           $ 2,970            $ 2,601
                                                ================   ===============   ================

                        CONDENSED STATEMENTS OF CASH FLOW
              For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)                                                      2005            2004            2003
                                                                       --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $ 4,217         $ 2,970         $ 2,601
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
    Equity in undistributed income of subsidiaries                           (4,536)         (2,952)         (2,675)
    Gain on sale of securities                                                   (5)              -               -
    (Increase) decrease in other assets                                        (346)             60            (294)
    Increase in other liabilities                                                31               -               4
                                                                       --------------  --------------  --------------
    Net cash provided by (used in) operating activities                        (639)             78            (364)
                                                                       --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                  (5,029)         (1,980)        (17,011)
  Proceeds from calls and maturities of securities available for sale          7,996           8,595           4,901
  Investment in subsidiary bank                                               (9,000)         (6,000)         (4,000)
  (Increase) decrease in interest bearing deposits in banks                   (1,764)         (2,442)            655
                                                                       --------------  --------------  --------------
    Net cash (used in) investing activities                                   (7,797)         (1,827)        (15,455)
                                                                       --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                         191             401          13,174
  Proceeds from issuance of trust preferred capital notes                      8,248               -           4,000
  Cash paid in lieu of fractional shares                                          (3)             (3)             (4)
                                                                       --------------  --------------  --------------
   Net cash provided by financing activities                                   8,436             398          17,170
                                                                       --------------  --------------  --------------

    Increase (decrease) in cash and cash equivalents                               -          (1,351)          1,351

  CASH AND CASH EQUIVALENTS, beginning of year                                     -           1,351               -
                                                                       --------------  --------------  --------------
  CASH AND CASH EQUIVALENTS, end of year                                     $     -         $     -         $ 1,351
                                                                       ==============  ==============  ==============

Notes to Audited Consolidated Financial Statements


NOTE 17.      TRUST PREFERRED CAPITAL SECURITIES

              On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust I's outstanding common securities. On March 26, 2002, $5.2 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities bear interest at a rate equal to the three month LIBOR plus 360 basis points, subject to a cap of 11% which is set and payable on a quarterly basis. During 2005, the interest rates ranged from 6.15% to 7.56%. The rate for the quarterly period beginning December 27, 2005, was 8.12%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

              On July 16, 2003, James Monroe Statutory Trust II, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust II's outstanding common securities. On July 31, 2003, $4.1 million of the trust preferred securities were issued in a private placement transaction. The securities bear interest at a rate equal to the three month LIBOR plus 310 basis points, subject to a cap of 12% which is set and payable on a quarterly basis. During 2005, the interest rates ranged from 5.66% to 7.06%. The rate for the quarterly period beginning December 31, 2005, was 7.63%. The securities have a maturity date of July 31, 2033, and are subject to ranging call provisions beginning July 31, 2008.

              On October 3, 2005, James Monroe Statutory Trust III, a newly formed subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust III's outstanding common securities. On October 3, 2005, $8.2 million of the trust preferred securities were issued in a private placement transaction. The securities bear interest at a rate of 6.253% until September 15, 2010 at which time the rate adjusts quarterly to the three month LIBOR plus 155 basis points. The securities have a maturity date of December 15, 2035, and are redeemable at par beginning December 15, 2010.

              The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At December 31, 2005, $13,878,000 of the trust preferred securities qualified as Tier I capital and the remaining $3,649,000 qualified as Tier II capital. At December 31, 2004, all of the trust preferred securities qualified as Tier 1 capital.

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

NOTE 18.      COMMON STOCK SPLITS

              On May 16, 2003, the Company issued 459,968 additional shares necessary to affect a 5-for-4 common stock split in the form of a 25% stock dividend to shareholders of record April 25, 2003. The earnings per common share for all periods prior to May 2003 have been restated to reflect the stock split.

              On June 1, 2004, the Company issued 1,478,317 additional shares necessary to affect a 3-for-2 common stock split in the form of a 50% stock dividend to shareholders of record on May 14, 2004. The earnings per common share for all periods prior to June 2004 have been restated to reflect the stock split.

Notes to Audited Consolidated Financial Statements


              On December 28, 2005, the Company issued 1,114,439 additional shares necessary to affect a 5-for-4 common stock split in the form of a 25% stock dividend to shareholders of record on November 28, 2005. The earnings per common share for all periods prior to December 2005 have been restated to reflect the stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.  CONTROLS AND PROCEDURES.

         The Company's management, under the supervision and with the participation of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Code of Ethics. The Company has adopted a Code of Ethics that applies to the President and Senior Executive Vice President/Chief Operating Officer. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Richard I. Linhart, Secretary, James Monroe Bancorp, Inc., 3033 Wilson Boulevard 22201.

         The other information required by Item 10 is incorporated by reference from the material under the caption "Election of Directors", and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", of the Company's definitive proxy statement for the 2006 annual meeting of shareholders expected to be filed on or before May 1, 2006 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated by reference from the material under the caption "Executive Compensation," in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by Item 12 is incorporated by reference from the material under the captions "Securities Ownership of Directors, Executive Officers and Five Percent Beneficial Owners" in the Proxy Statement, and included under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 5 hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is incorporated by reference from the material under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by Item 14 is incorporated by reference from the material under the caption "Independent Registered Public Accounting Firm" in the Proxy Statement.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN THIS REPORT:

    Report of Independent Auditors
    Consolidated Balance Sheets at December 31, 2004 and 2005
    Consolidated Statements of Income for the years ended December 31, 2003, 2004 and 2005
    Consolidated Statements of Cash Flows for the years ended
    December 31, 2003, 2004 and 2005
    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2004 and 2005
    Notes to the Consolidated Financial Statements

(B)      EXHIBITS

Exhibit No.       Description of Exhibits

3(a)        Articles of Incorporation of James Monroe Bancorp, as amended (1)
3(b)        Bylaws of James Monroe Bancorp (2)
4(a)        Indenture, dated as of March 26, 2002 between James Monroe Bancorp,
            Inc. and State Street Bank and Trust Company of Connecticut,
            National Association, as trustee (3)

4(b)        Amended and Restated Declaration of Trust, dated as of March 26,
            2002 among James Monroe Bancorp, Inc., State Street Bank and Trust
            Company of Connecticut, National Association, as Institutional
            Trustee, and John R. Maxwell, David W. Pijor and Richard I. Linhart
            as Administrators (3)
4(c)        Guarantee Agreement dated as of March 26, 2002, between James Monroe
            Bancorp, Inc. and State Street Bank and Trust Company of
            Connecticut, National Association, as trustee (3)
4(d)        Indenture, dated as of July 31, 2003 between James Monroe Bancorp,
            Inc. and U.S. Bank, National Association, as trustee (3)
4(e)        Amended and Restated Declaration of Trust, dated as of July 31, 2003 among James Monroe Bancorp, Inc., U.S. Bank, National Association,
            as Institutional Trustee, and John R. Maxwell, David W. Pijor and
            Richard I. Linhart as Administrators (3)
4(f)        Guarantee Agreement dated as of July 31, 2003, between James Monroe
            Bancorp, Inc. and U.S. Bank, National Association, as trustee (3)
4(g)        Indenture, dated as of October 3, 2005 between James Monroe Bancorp,
            Inc. and U.S. Bank, National Association, as trustee (3)
4(h)        Amended and Restated Declaration of Trust, dated as of October 3,
            2005 among James Monroe Bancorp, Inc., U.S. Bank, National
            Association, as Institutional Trustee, and John R. Maxwell and John
            J. Brough as Administrators (3)
4(i)        Guarantee Agreement dated as of October 3, 2005, between James
            Monroe Bancorp, Inc. and U.S. Bank, National Association, as
            guarantee trustee (3)
10(a)       Employment contract between James Monroe Bancorp and John R.
            Maxwell(4)
10(b)       Employment contract between James Monroe Bancorp and Richard I.
            Linhart (5)
10(c)       James Monroe Bancorp 1998 Management Incentive Stock Option Plan (6)
10(d)       James Monroe Bancorp 2000 Director's Stock Option Plan (7)
10(e)       James Monroe Bancorp, Inc. 2003 Equity Compensation Plan (8)
11          Statement re: Computation of Per Share Earnings

            Please refer to Note 1 to the financial statements included in this report.

21          Subsidiaries of the Registrant
23          Independent Auditor's Consent
31(a)       Certification of Chief Executive Officer
31(b)       Certification of Chief Operating Officer
31(c)       Certification of Chief Financial Officer
32(a)       Certification of Chief Executive Officer
32(b)       Certification of Chief Operating Officer
32(c)       Certification of Chief Financial Officer

--------------------------

(1) Incorporated by reference to exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
(2) Incorporated by reference to exhibit 3(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
(3) Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. The Company agrees to provide a copy of these documents to the Commission upon request.
(4) Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 23, 2006.
(5) Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
(6) Incorporated by reference to exhibit 10(b) to the Company's registration statement on Form SB-2 (No. 333-38098).
(7) Incorporated by reference to exhibit 10(c) to the Company's registration statement on Form SB-2 (No. 333-38098).
(8) Incorporated by reference to exhibit 10(e) to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             JAMES MONROE BANCORP, INC.

March 8, 2006                                By:   /s/ John R. Maxwell
                                                  -----------------------------
                                                     John R. Maxwell, President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                            TITLE                                             DATE

/s/ Dr. Terry L. Collins                           Director                                                March 8, 2006
---------------------------------------------
Dr. Terry L. Collins

/s/ Norman P. Horn                                 Director                                                March 8, 2006
---------------------------------------------
Norman P. Horn

/s/ Dr. David C. Karlgaard                         Director                                                March 8, 2006
---------------------------------------------
Dr. David C. Karlgaard


/s/ Richard I. Linhart                             Director, Senior Executive Vice President,              March 8, 2006
---------------------------------------------      Chief Operating Officer, Secretary
Richard I. Linhart

/s/ Richard C. Litman                              Director                                                March 8, 2006
---------------------------------------------
Richard C. Litman

/s/ John R. Maxwell                                Director, President, Chief Executive Officer,           March 8, 2006
---------------------------------------------      (Principal Executive Officer)
John R. Maxwell

/s/ Dr. Alvin E. Nashman                           Director                                                March 8, 2006
---------------------------------------------
Dr. Alvin E. Nashman

/s/ Thomas L. Patterson                            Director                                                March 8, 2006
---------------------------------------------
Thomas L. Patterson

/s/ David W. Pijor                                 Chairman of the Board of Directors                      March 8, 2006
---------------------------------------------
David W. Pijor

/s/ Helen Newman Roche                             Director                                                March 8, 2006
---------------------------------------------
Helen  Newman Roche

/s/ Russell E. Sherman                             Director                                                March 8, 2006
---------------------------------------------
Russell E. Sherman

/s/ John J. Brough                                 Executive Vice President, Chief Financial               March 8, 2006
---------------------------------------------      Officer, (Principal Accounting and Financial Officer)
John J. Brough
