Form 10-K/A
period 2005-12-31
MONROE JAMES BANCORP INC
filed 2006-04-17
CIK 1114868

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                               Amendment No. 1 to
                                    FORM 10-K


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

                       DOCUMENTS INCORPORATED BY REFERENCE


None.

                                     PART I


This amendment number 1 to Form 10-K is being filed solely to include in Part III hereof information originally to be incorporated by reference from the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders. Such definitive Proxy Statement will not be filed prior to May 1, 2006.


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

ITEM 9B.  OTHER INFORMATION.

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         Directors and Executive Officers. Set forth below is a description of the principal occupation and business experience of each of the directors and executive officers of the Company. Except as expressly indicated below, each person has been engaged in his principal occupation for at least five years. Each of the members of the Board of Directors has served since the organization of the Company in 1999, and has served as a director of the Bank since its inception in 1997, except Mr. Linhart, who joined the Board of the Company in June 2000 and the Board of the Bank in May 2000.

         Dr. Terry L. Collins. Dr. Collins is the Chairman, CEO and President of Argon ST, founded in 1997 (Systems and Information Technology Firm). He was also the Vice President and General Manager of the Falls Church Operation of Raytheon E-Systems from 1989 to 1997.

         Norman P. Horn. Mr. Horn retired in 1997 from his position as a Principal in the Northern Virginia accounting firm, Homes, Lowry, Horn & Johnson, Ltd.

         Dr. David C. Karlgaard. Dr. Karlgaard is Vice-Chairman of the Board of Directors of Nortel Government Solutions, a unit of Nortel Networks Corp. He was also the Founder, Chairman and President of PEC Solutions, Inc. an information technology firm, from 1985 until its merger with Nortel Government Solutions in 2005.

         Richard I. Linhart. Mr. Linhart has been Senior Executive Vice President and Chief Operating Officer of the Bank since February 1998 and of the Company since its formation.

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

         Helen Newman Roche. Ms. Roche was Senior Vice President of Government Operations for Gulfstream Aerospace Corporation until December 31, 2002. She is currently retired.

         Russell E. Sherman. Mr. Sherman is the President of the law firm of Sherman & Fromme, P.C.

         John J. Brough. Mr. Brough has served as Executive Vice President and Chief Financial Officer of the Company and Bank since April 2005. Prior to that time he served as Chief Financial Officer of the Bank, since December 2004. Mr. Brough joined the Bank as Senior Vice President and Controller in December
2003. Prior to joining the Bank, Mr. Brough was Chief Financial Officer - Thrift Division - SLM Corporation (Sallie Mae) from July 2003 until December 2003, and from June 1996 until July 2003 was Senior Vice President, Regional Controller, and Cashier of First Virginia Banks, Inc.

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

         Nominations by Shareholders. There have been no material changes to the procedures by which shareholders may recommend to the Board of Directors nominees for election as directors since the Company's definitive proxy materials for its 2005 Annual Meeting of Shareholders.

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

         Based solely upon the Company's review of the copies of the forms which it has received and written representations from the Company's directors, executive officers and ten percent shareholders, the Company is not aware of any failure of any such person to comply with the requirements of Section 16(a), except that: one Form 4 reflecting one transaction for Mr. Pijor and one Form 4 reflecting one grant of options to Mr. Linhart were filed late.

         Code of Ethics. The Company has adopted a Code of Ethics that applies to the President and Senior Executive Vice President/Chief Operating Officer. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Richard I. Linhart, Secretary, James Monroe Bancorp, Inc., 3033 Wilson Boulevard 22201.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth a comprehensive overview of the compensation for Mr. Maxwell, the President of the Bank and the Company, and each other executive officer who received total salary and bonuses of $100,000 or more during the fiscal year ended December 31, 2005.

                           SUMMARY COMPENSATION TABLE



                                                                                LONG TERM
                                               ANNUAL COMPENSATION         COMPENSATION AWARDS
                                           ----------------------------    ---------------------
                                                                                SECURITIES             ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR        SALARY          BONUS          UNDERLYING OPTIONS        COMPENSATION
----------------------------    -------    -----------    -------------    ---------------------    -----------------
John R. Maxwell,                2005       $227,000         $35,000                  -                    (2)
President and Chief             2004       $215,000         $20,000             75,000  (1)               (2)
Executive Officer               2003       $190,000         $80,000                  -                    (2)

Richard I. Linhart,             2005       $162,000         $20,000             14,062  (1)            $16,905
Senior Executive Vice           2004       $150,000         $20,000             14,062  (1)               (2)
President and Chief             2003       $137,000         $45,000             28,125  (1)           $118,808(3)
Operating Officer

John J. Brough                  2005       $114,583         $18,000              4,062  (1)               (2)
Executive Vice President        2004        $95,000         $10,000                  -                    (2)
and Chief Financial Officer     2003          7,900(4)            -              3,750  (1)               (2)

(1) Adjusted to reflect the three-for-two stock split in the form of 50% stock dividend paid on June 2, 2004 and the five-for-four stock split in the form of a 25% stock dividend paid on December 28, 2005.
(2) Less than 10% of salary and bonus.
(3) Includes $112,808 of reimbursement for taxes incurred in connection with exercise of nonqualified stock options granted under initial employment agreement, in accordance with the terms of that agreement.
(4) Mr. Brough joined the Company in December 2003.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            Potential Realizable Value
                                             Percent of                                      at Assumed Annual Rate of
                          Number of        Total Options                                   Stock Price Appreciation for
                          Securities         Granted to       Exercise                               Option Term
                          Underlying        Employees in       Price         Expiration    ------------------------------
        Name           Options Granted      Fiscal Year      Per Share         Date             5%              10%
---------------------  -----------------  -----------------  ----------    --------------- ---------------  -------------

John R. Maxwell               -                  -               -              -               -               -

Richard I. Linhart       14,062(1)             16.7%         $14.44(1)      4/12/2015         $330,756        $526,673

John J. Brough            4,062(1)              4.8%         $14.91(1)      5/10/2005          $98,653        $157,089

(1) Adjusted to reflect the five-for-four stock split in the form of a 25% stock dividend paid on December 28, 2005.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                  Number of Securities
                                                                 Underlying Unexercised       Value of Unexercised
                         Shares Acquired                        Options at December 31,      In-The-Money Options at
                               on                Value                    2005                  December 31, 2005
        Name               Exercise(2)          Realized        Exercisable/Unexercisable    Exercisable/Unexercisable(1)
---------------------    -----------------    --------------    -------------------------    ----------------------------

John R. Maxwell                 -                   -                  204,656/0                  $2,175,701/0

Richard I. Linhart              -                   -                   56,249/0                   $254,737/0

John J. Brough                  -                   -                   7,812/0                     $28,085/0

(1) Based on $17.89 per share, the last sale price for the common stock as of December 30, 2005.
(2) Adjusted to reflect the five-for-four stock split in the form of a 25% stock dividend paid on December 28, 2005.

EMPLOYMENT AGREEMENTS

         John R. Maxwell. We have entered into an agreement with Mr. Maxwell, pursuant to which he serves as President and Chief Executive Officer of the Bank and the Company. The term of his agreement commences on January 1, 2006 and expires on December 31, 2007, and is subject to automatic one year extensions on each January 1 thereafter, provided that neither the Company nor Mr. Maxwell has given written notice of intention not to renew at least 90 days prior to the renewal date, and subject to earlier termination in accordance with the agreement. The agreement provides for the payment of cash and other benefits to Mr. Maxwell, including a base salary of $250,000 during the period January 1, 2006 to December 31, 2006. Mr. Maxwell's base salary for subsequent periods is subject to annual review by the Board of Directors. He is entitled to a bonus as determined in the Board's discretion, after consultation with Mr. Maxwell. Mr. Maxwell is also entitled to $2,500,000 of life insurance at our expense (subject to increase based upon the percentage increase in base salary), use of a car and an automobile allowance, and is entitled to reimbursement of reasonable business expenses. He is also entitled to reimbursement of income taxes payable upon the exercise of certain options granted under a prior employment agreement, up to the amount of the tax benefit the Company realizes as a result of the exercise. Mr. Maxwell is entitled to receive payment from the Bank of his full salary for the first three months of disability, and payments in excess of those provided under our generally applicable disability plan to bring total payments to 100% of his base salary for the next three months of disability. Subsequently, he will be entitled to receive only payments under our disability income plan, except he shall not be subject to the generally applicable $5,000 monthly payment limit. He is also entitled to participate in any pension, retirement, profit sharing, stock purchase, stock option, insurance, deferred compensation and other benefit plans provided to other executives or employees.

         If the Company or Bank terminate the agreement in breach of the agreement, or Mr. Maxwell terminates because of such breach, he will be entitled to receive continued salary, bonus and benefits for 12 months, and outplacement assistance from an organization of his choice, at our expense up to 18% of his base salary at the time of termination, and he will not be subject to any non-competition restrictions. If the Company and Bank elect not to renew the agreement, Mr. Maxwell is entitled to receive continued salary, bonus and benefits for 12 months, and is subject to a non-competition restriction for that period. If Mr. Maxwell elects not to renew the agreement, or he is terminated for cause as described in the agreement, Mr. Maxwell will not be entitled to additional compensation, but will be subject to the noncompetition restrictions for 12 months.

         Richard I. Linhart. We have entered into an agreement with Mr. Linhart, pursuant to which he serves as Executive Vice President and Chief Operating Officer. The current term of Mr. Linhart's agreement expires on December 31, 2006. The agreement provides for the payment of cash and other benefits, including a base salary of $162,000 during the period January 1, 2005 to December 31, 2005. Mr. Linhart's base salary is subject to annual review, provided that the salary may not be less than his base salary for the prior period, and is currently $175,000 for calendar year 2006. In connection with his new employment agreement, Mr. Linhart received non-incentive options under the 1998 Stock Option Plan to purchase 28,125 shares at $12.26 per share (as adjusted for splits). Under his employment agreement, he also received nonincentive options under the 2003 Equity Compensation Plan to purchase 14,062 shares at $14.47 per share (as adjusted for splits) in October 2004 and 14,062 shares at $14.44 per share (as adjusted for splits). Mr. Linhart will be deemed to be retired if he is not employed by, providing consulting services for or receiving compensation from any person or entity for services rendered for six months after December 31, 2006. He is entitled to disability payments in the same manner as Mr. Maxwell, except that he is entitled to receive his full salary for the first three months of disability. He is also entitled to major medical health insurance as provided to other officers, to a car allowance in the amount of $600 per month and to participate in any pension, retirement, profit sharing, stock purchase, stock option, insurance, deferred compensation and other benefit plans provided to other executives or employees.

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

         401(k) Retirement Plan. We maintain a 401(k) defined contribution plan for all eligible employees. Employees who are at least 21 years of age, have completed at least ninety days of continuous service with James Monroe Bank and have completed at least 1,000 hours of work during any plan year are eligible to participate. Under the plan, a participant may contribute up to 15% of his or her compensation for the year, subject to certain limitations. We may also make, but are not required to make, a discretionary contribution for each participant. The amount of such contribution is determined annually by the Board of Directors, and was 100% of employee contributions up to 6% of salary in 2005, and is expected to be the same for 2006. Company contributions totaled $151,898 for the fiscal year ended December 31, 2005. Employees participating in the retirement plan may allocate a portion of their available funds for the purchase shares of our common stock. Shares are purchased on a quarterly basis, at market value, and are expected to be issued out of authorized but unissued shares. An aggregate of 187,500 shares have been reserved for issuance under the plan, of which approximately 21,514 have been issued to date (as adjusted for splits).

         Stock Option Plans. We maintain the 1998 Stock Option Plan for key employees, pursuant to which options to purchase up to 323,015 shares of common stock may be issued as either incentive stock options or nonincentive stock options. As of December 31, 2005, no options remained available for issuance under the 1998 plan.

         We also maintain the 1999 Stock Option Plan, approved at the 1999 Annual Meeting of Shareholders in which options for 235,125 shares of common stock were reserved for issuance to directors of the Company. As of December 31, 2005 no options remained available for issuance under this plan.

         We also maintain the 2003 Equity Compensation Plan, approved at the 2003 Annual Meeting of Shareholders. The purpose of the 2003 plan is to promote our long term interests by motivating selected key personnel and directors through the grant of equity compensation, in the form of stock options, restricted stock awards, stock appreciation rights, phantom stock and performance shares. Under this plan, 468,750 shares are available for issuance upon the exercise of awards under the plan. As of December 31, 2005, options to purchase 343,238 shares of common stock had been issued under the plan. No options have been issued subsequent to December 31, 2005.

         Directors' Compensation. During 2005 directors received $750 for attendance at meetings of the Board of Directors of the holding Company or the Bank, and between $375 to $750 for each committee meeting, other than Mr. Pijor, the Chairman, who received an annual retainer of $56,000 in addition to regular meeting fees. Directors are entitled to receive options under the 2003 Equity Compensation Plan. No grants were made to non-employee directors during 2005.

         Report of the Compensation Committee The Compensation Committee (the "Committee") of the Company is composed of five (5) outside directors of the Company, all of whom are independent within the meaning of NASD Rule 4200(a)(15). The committee currently consists of Russell E. Sherman, Chairman, Norman P. Horn, Richard C. Litman, Alvin E. Nashman and Helen Newman Roche. No member of the Committee is a former officer or employee of the Company or any subsidiaries. The Committee makes recommendations to the full Board of Directors regarding the adoption, application, extension, amendment and termination of the Company's compensation plans as the same relate to senior management of the Company. In making its recommendations the Committee reviews and considers the overall performance of the Company including its strategic goals and in particular the performance of senior management and their respective departments. The Committee performs annual salary reviews and recommends annual salary revisions, cash bonus compensation and stock options of the senior management, including Mr. Maxwell, the President/CEO, Mr. Linhart, the Senior Executive Vice President/COO, and Mr. Brough, the Executive Vice President/CFO, the named executive officers whose compensation is disclosed. Although in making these recommendations, the Committee requests and considers the views of Mr. Maxwell, Mr. Linhart and Mr. Brough, neither of those persons participates in, nor are they present during, the discussion and determination of their compensation. The independent members of the Board of Directors make the final determinations of compensation matters for Mr. Maxwell, Mr. Linhart and Mr. Brough. While the Board is not obligated to accept the recommendations of the Committee, it did not reject or modify in a material way any of the Committee's actions or recommendations with respect to compensation decisions for the named executive officers for 2005.

         With regard to salaries, the Committee is principally guided by a policy that will enable the Company to attract and retain an energetic and competent management by providing a salary package in a range commensurate for equivalent positions for comparable banking companies located within the Company's region. As related to cash bonuses and stock options, the Committee strives to balance the interests of shareholders and management predicated upon performance in relation to adopted budget projections, including annual return on average assets, net income and asset growth. The Committee may also consider various intangible factors such as unanticipated growth opportunities or other factors that affect budget projections, and senior management's unique value to the Company. The Committee may also consider other factors and may alter or amend the basis for assessing the performance of the named executive officers and other employees. For the calendar year 2005 and preceding years, increases in base compensation cash bonuses and grants of options were within the discretion of the Board of Directors.

         Consistent with these goals, and in light of the Company's performance in 2005, as discussed more fully below, Mr. Maxwell's base salary was increased by $12,000, to $227,000 for 2005. During 2005, in light of the strong asset growth and relatively small increase in earnings, and performance in terms of growth in net income and return on assets not fully meeting budgeted goals, the bonus paid to Mr. Maxwell was $35,000, and bonuses to other executive officers were similarly modest in relation total compensation. Mr. Maxwell was not granted any options in 2005, having received a split adjusted grant of options to purchase 75,000 shares in 2004. It has been the policy of the Company to make single grants of options to cover multiple years of performance. This policy is, however, subject to amendment and adjustment as determined appropriate by the Board of Directors.

                            Compensation Committee

                            Russell E. Sherman, Chairman
                            Norman P. Horn
                            Richard C. Litman
                            Alvin E. Nashman
                            Helen Newman Roche

STOCK PERFORMANCE COMPARISON

         The following table compares the cumulative total return on a hypothetical investment of $100 in James Monroe Bancorp's common stock at the closing price on December 31, 2000 through December 31, 2005, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (Total U.S.) and the Nasdaq Bank Index for the comparable period.

                             STOCK PERFORMANCE GRAPH

                    TOTAL RETURN PERFORMANCE [GRAPH OMITTED]



                                                                           PERIOD ENDING
                                  ------------------------------------------------------------------------------------------------
Index                                12/31/00        12/31/01        12/31/02        12/31/03        12/31/04        12/31/05
----------------------------------------------------------------------------------------------------------------------------------
James Monroe Bancorp, Inc.                 100.00          131.12          168.56          326.44          374.35          433.76
NASDAQ - Total US                          100.00           78.95           54.06           81.09           88.06           89.27
NASDAQ - Bank Index                        100.00          110.08          115.05          149.48          165.92          158.73

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information as of April 6, 2006 concerning the number and percentage of shares of the common stock beneficially owned by our directors and executive officers, and by all of our directors and executive officers as a group, as well as information regarding each other person known by the Company to own in excess of five percent of the outstanding common stock. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. Except as set forth below, we are not aware of any other person or persons who beneficially own in excess of five percent of the common stock. We are not aware of any arrangement which at a subsequent date may result in a change of control of the Company.

                                                                                     Shares Beneficially     Percentage
Name                                    Age                Position                       Owned(1)
------------------------------------- -------- ---------------------------------- -------------------------- ------------
Directors

Dr. Terry L. Collins                    60                 Director                        225,076              3.71%

Norman P. Horn                          74                 Director                         76,895              1.27%

Dr. David C. Karlgaard                  59                 Director                        249,005  (2)         4.11%

Richard I. Linhart                      62      Director, Senior Executive Vice            139,634              2.30%
                                             President and Chief Operating Officer

Richard C. Litman                       48                 Director                        149,185              2.46%

John R. Maxwell                         45         Director, President & CEO               264,992              4.32%

Dr. Alvin E. Nashman                    79                 Director                        124,084  (3)         2.05%

Thomas L. Patterson                     53                 Director                         68,328  (4)         1.12%

David W. Pijor                          53         Chairman of the Board and                99,691  (5)         1.64%
                                                           Director

Helen Newman Roche                      62                 Director                        122,135  (6)         2.01%

Russell E. Sherman                      69                 Director                         64,596              1.07%

Executive Officers Who Are Not
Directors

John J. Brough                          41       Executive Vice President and                8,716              0.14%
                                                  Chief Financial Officer

Executive Officers and Directors as
a Group  (12 individuals)                                                                1,592.337             25.86%

Principal Shareholders

Nino Vaghi                                                                                 435,298              7.18%
c/o National Mailing Systems
1749 Old Meadow Road
McLean, VA  22101

(1) The shares "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the General Rules and Regulations of the U.S. Securities and Exchange Commission and may include shares owned by or for the individual's spouse and minor children and any other relative of the individual who lives in the same home, as well as shares to which the individual has, or shares, voting or investment power, or has the right to acquire beneficial ownership within sixty (60) days after April 6, 2006. Beneficial ownership may be disclaimed as to certain of the shares.

         Directors and executive officers beneficially own the following stock options which are exercisable within 60-days following April 6, 2006:
         Maxwell -- 75,000 shares; Patterson -- 12,991 shares; Brough -- 7,812 shares; Executive Officers and Directors as a Group -- 95,803.

(2) Includes 248,295 shares held in a revocable trust for which Mr. Karlgaard has voting and/or investment power.

(3)      Includes 18,281 shares held individually by Mr. Nashman's spouse.

(4) Includes 10,546 shares held in a trust for which Mr. Patterson has voting and/or investment power. Does not include 9,502 shares held by Mr. Patterson's sibling for benefit of Mr. Patterson's son.

(5) Includes 13,198 shares held jointly with Mr. Pijor's spouse, and 1,620 shares held by his minor children.

(6) Includes 15,916 shares of common stock held individually by Ms. Roche's spouse.

See Item 5 of this report for the other information required in response to this Item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         The maximum aggregate amount of loans to officers, directors and affiliates of the Company during 2005 amounted to $5.9 million representing approximately 15% of the Company's total shareholders' equity at December 31, 2005. In the opinion of the Board of Directors, the terms of these loans are no less favorable to the Company than terms of the loans from the Company to unaffiliated parties. On December 31, 2005, $5.8 million of loans were outstanding to individuals who, during 2005, were officers, directors or affiliates of the Company. At the time each loan was made, management believed that the loan involved no more than the normal risk of collectibility and did not present other unfavorable features. None of such loans were classified as Substandard, Doubtful or Loss.

         David W. Pijor has performed legal services for the Company and the Bank in the ordinary course of their businesses, and the Company expects that he will continue to perform services for the Company and the Bank. In 2005, the aggregate fee paid to Mr. Pijor by the Company and the Bank was $91,926. In 2004 he received $53,212 for his services.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The Audit Committee of the Board of Directors has selected the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. to audit the accounts of the Company for the fiscal year ended December 31, 2006. Representatives of Yount, Hyde & Barbour are expected to be present at the meeting and available to respond to appropriate questions. The representatives also will be provided with an opportunity to make a statement, if they desire.

FEES PAID TO INDEPENDENT ACCOUNTING FIRM

         Audit Fees.

         During 2005, the aggregate amount of fees billed to the Company by Yount, Hyde and Barbour for services rendered by it for the audit of the Company's financial statements and review of financial statements included in the Company's reports on Form 10-Q, and for services normally provided in connection with statutory and regulatory filings was $50,000. In 2004, Yount, Hyde & Barbour billed $38,500 for such services. This category includes fees for services necessary to perform the audit of the Company's financial statements comfort letters and consents in connection with registration statements and other filings with the Securities and Exchange Commission and assistance with and review of documents filed with the Commission.

         Audit-Related Fees.

         During 2005, the aggregate amount of fees billed to the Company by Yount, Hyde and Barbour for assurance and related services reasonably related to the performance of the audit services rendered by it was $26,796. In 2004, Yount, Hyde & Barbour billed $37,682 for such services. These services in included the audit of the Company's information technology systems, public funds engagements, assistance regarding financial accounting and reporting standards, review of SOX 404 documentation, and Bank Secrecy Act Compliance review.

         Tax Fees.

         During 2005, the aggregate amount of fees billed to the Company by Yount, Hyde and Barbour for tax advice, compliance and planning services was $2,750. In 2004, Yount, Hyde & Barbour billed $2,500 for such services. These services were the preparation of federal and state income tax returns and advice regarding tax compliance issues.

         All Other Fees.

         During 2005 and 2004, Yount, Hyde and Barbour did not bill the Company for any other services.

         None of the engagements of Yount, Hyde & Barbour to provide services other than audit services was made pursuant to the de minimus exception to the pre-approval requirement contained in the rules of the Securities and Exchange Commission and the Company's audit committee charter.

         The audit committee is also responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by the Company's auditors to the extent permitted by law. Pre-approval is required unless a "de minimus" exception is met. To qualify for the "de minimus" exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than five percent of the total amount of revenues paid by the Company to its independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by the Company at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the committee and approved prior to the completion of the audit by the committee or by one or more members of the committee to whom authority to grant such approval has been delegated by the committee.


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


21          Subsidiaries of the Registrant -- Previously filed

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

                                             JAMES MONROE BANCORP, INC.


April 17, 2006                               By:   /s/ John R. Maxwell
                                                  -----------------------------
                                                   John R. Maxwell, President


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                                            TITLE                                             DATE

/s/ Dr. Terry L. Collins                           Director                                                April 17, 2006
---------------------------------------------
Dr. Terry L. Collins

/s/ Norman P. Horn                                 Director                                                April 17, 2006
---------------------------------------------
Norman P. Horn

/s/ Dr. David C. Karlgaard                         Director                                                April 17, 2006
---------------------------------------------
Dr. David C. Karlgaard


/s/ Richard I. Linhart                             Director, Senior Executive Vice President,              April 17, 2006
---------------------------------------------      Chief Operating Officer, Secretary
Richard I. Linhart

/s/ Richard C. Litman                              Director                                                April 17, 2006
---------------------------------------------
Richard C. Litman

/s/ John R. Maxwell                                Director, President, Chief Executive Officer,           April 17, 2006
---------------------------------------------      (Principal Executive Officer)
John R. Maxwell

/s/ Dr. Alvin E. Nashman                           Director                                                April 17, 2006
---------------------------------------------
Dr. Alvin E. Nashman

/s/ Thomas L. Patterson                            Director                                                April 17, 2006
---------------------------------------------
Thomas L. Patterson

/s/ David W. Pijor                                 Chairman of the Board of Directors                      April 17, 2006
---------------------------------------------
David W. Pijor

/s/ Helen Newman Roche                             Director                                                April 17, 2006
---------------------------------------------
Helen Newman Roche

/s/ Russell E. Sherman                             Director                                                April 17, 2006
---------------------------------------------
Russell E. Sherman

/s/ John J. Brough                                 Executive Vice President, Chief Financial               April 17, 2006
---------------------------------------------      Officer, (Principal Accounting and Financial Officer)
John J. Brough