Form 10-Q
period 2006-03-31
MONROE JAMES BANCORP INC
filed 2006-05-15
CIK 1114868

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________________ to ___________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Securities Exchange Act. Yes [_]. No [X].

The number of shares of the registrant's common stock, $1 par value, as of May 5, 2005 is 6,073,370.

                           JAMES MONROE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.    Financial Information

           Item 1.  Financial Statements
                    Consolidated Balance Sheets at March 31, 2006
                       December 31, 2005, and March 31, 2005                3
                    Consolidated Statements of Income for the three
                       months ended March 31, 2006 and 2004                 4
                    Consolidated Statements of Changes in
                       Stockholders' Equity for the three months
                       ended March 31, 2006 and 2005                        5
                    Consolidated Statements of Cash Flows for the
                       nine months ended March 31, 2006 and 2005            6
                    Notes to Interim Consolidated Financial
                       Statements                                           7

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    16

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                            29

           Item 4.  Controls and Procedures                                29

Part II.   Other Information

           Item 1.  Legal Proceedings                                      30

           Item 1A. Risk Factors                                           30

           Item 2.  Unregistered Sales of Equity Securities and Use
                    of Proceeds                                            30

           Item 3.  Defaults Upon Senior Securities                        30

           Item 4.  Submission of Matters to a Vote of Security
                    Holders                                                30

           Item 5.  Other Information                                      30

           Item 6.  Exhibits                                               30

                          PART I. Financial Information

Item 1. Financial Statements

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              March 31, 2006, December 31, 2005 and March 31, 2005
                    (Dollars in thousands, except share data)

                                                       (Unaudited)                  (Unaudited)
                                                        MARCH 31,    DECEMBER 31,    MARCH 31,
                                                           2006          2005           2005
                                                       -----------   ------------   -----------
ASSETS
   Cash and due from banks                              $ 15,568       $ 19,960      $ 20,569
   Interest bearing deposits in banks                        155             24           554
   Federal funds sold                                      8,000          5,968         2,040
   Securities available for sale, at fair value          117,285        118,986       142,279
   Loans held for sale                                     1,203          2,299         3,224
   Loans:
      Loans, net of unearned income                      398,240        378,491       291,600
      Allowance for loan losses                           (4,127)        (3,920)       (3,223)
                                                        --------       --------      --------
   Loans, net                                            394,113        374,571       288,377
   Bank premises and equipment, net                        2,102          2,226         2,421
   Accrued interest receivable                             2,584          2,392         2,454
   Other assets                                            3,861          3,495         2,709
                                                        --------       --------      --------
TOTAL ASSETS                                            $544,871       $529,921      $464,627
                                                        ========       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
      Noninterest bearing deposits                      $115,943       $106,831      $108,502
      Interest bearing deposits                          336,786        364,468       309,247
                                                        --------       --------      --------
   Total deposits                                        452,729        471,299       417,749
   Federal Home Loan Bank advances                        31,000             --            --
   Trust preferred capital notes                          17,527         17,527         9,279
   Accrued interest payable and other liabilities            350          1,450         1,346
                                                        --------       --------      --------
      Total liabilities                                  501,606        490,276       428,374
                                                        --------       --------      --------
STOCKHOLDERS' EQUITY
   Common stock, $1 par value; authorized
      10,000,000 shares; 5,876,279 issued and
      outstanding at March 31, 2006, 5,574,710 at
      December 31, 2005, 4,447,252 at March 31, 2005       5,876          5,575         4,447
   Capital surplus                                        26,296         23,386        24,360
   Retained earnings                                      13,639         12,672         9,226
   Accumulated other comprehensive (loss)                 (2,546)        (1,988)       (1,780)
                                                        --------       --------      --------
      Total stockholders' equity                          43,265         39,645        36,253
                                                        --------       --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $544,871       $529,921      $464,627
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

                              JAMES MONROE BANCORP, INC.
                                   AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in thousands, except per share data)
                                      (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                               2006     2005
                                                              ------   ------

INTEREST AND DIVIDEND INCOME:
   Loans, including fees                                      $6,939   $4,228
   Loans held for sale                                            25       25
   Securities, taxable                                         1,255    1,470
   Federal funds sold                                             36       56
   Other interest income                                           2        1
                                                              ------   ------
      Total interest and dividend income                       8,257    5,780
                                                              ------   ------
INTEREST EXPENSE:
   Deposits                                                    3,050    1,605
   Federal funds purchased and FHLB advances                     249       15
   Borrowed funds                                                307      136
                                                              ------   ------
      Total interest expense                                   3,606    1,756
                                                              ------   ------
      Net interest income                                      4,651    4,024
PROVISION FOR LOAN LOSSES                                        207      434
                                                              ------   ------
      Net interest income after provision for loan losses      4,444    3,590
                                                              ------   ------
NONINTEREST INCOME:
   Service charges and fees                                      111       75
   Gain on sale of securities                                     --        8
   Gain on sale of loans                                         159      162
   Other                                                         120       87
                                                              ------   ------
      Total noninterest income                                   390      332
                                                              ------   ------
NONINTEREST EXPENSES:
   Salaries and wages                                          1,717    1,347
   Employee benefits                                             326      264
   Occupancy expenses                                            322      307
   Equipment expenses                                            180      167
   Other operating expenses                                      799      668
                                                              ------   ------
      Total noninterest expenses                               3,344    2,753
                                                              ------   ------
      Income before income taxes                               1,490    1,169
PROVISION FOR INCOME TAXES                                       523      401
                                                              ------   ------
      Net income                                              $  967   $  768
                                                              ======   ======
EARNINGS PER SHARE, basic (1)                                 $ 0.17   $ 0.14
EARNINGS PER SHARE, diluted (1)                               $ 0.17   $ 0.13

(1) Per share data for 2005 is adjusted to reflect 5 for 4 stock split in the form of a 25% dividend paid on December 28, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the Three Months Ended March 31, 2006 and 2005
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            ACCUMULATED
                                                                               OTHER                           TOTAL
                                            COMMON    CAPITAL   RETAINED   COMPREHENSIVE   COMPREHENSIVE   STOCKHOLDERS'
                                            STOCK     SURPLUS   EARNINGS       (LOSS)          INCOME          EQUITY
                                            ------   --------   --------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2004                  $4,445    $24,325    $ 8,458      $  (327)                        $36,901
Comprehensive income:
   Net income                                                        768                      $   768             768
   Net change in unrealized (loss)
      on available for sale securities,
      net of deferred taxes of $749                                            (1,453)         (1,453)         (1,453)
                                                                                              -------
   Total comprehensive income                                                                 $  (685)
                                                                                              =======
   Issuance of common stock                      2         35                                                      37
                                            ------    -------    -------      -------                         -------
BALANCE, MARCH 31, 2005                     $4,447    $24,360    $ 9,226      $(1,780)                        $36,253
                                            ======    =======    =======      =======                         ========

BALANCE, DECEMBER 31, 2005                  $5,575    $23,386    $12,672      $(1,988)                        $39,645
Comprehensive income:
   Net income                                                        967                      $   967             967
   Net change in unrealized (loss)
      on available for sale  securities,
      net of deferred taxes of $288                                              (558)           (558)           (558)
                                                                                              -------
   Total comprehensive loss                                                                   $   409
                                                                                              =======
   Issuance of common stock                      3         62                                                      65
   Exercise of stock options                   298      2,848                                                   3,146
                                            ------    -------    -------      -------                         -------
BALANCE, MARCH 31, 2006                     $5,876    $26,296    $13,639      $(2,546)                        $43,265
                                            ======    =======    =======      =======                         =======

The accompanying notes are an integral part of these consolidated financial statements.

                           JAMES MONROE BANCORP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2006 and 2005
                             (Dollars in thousands)
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         --------------------
                                                           2006       2005
                                                         --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $    967   $    768
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                              160        146
   Provision for loan losses                                  207        434
   Amortization of bond premium                                32         79
   Accretion of bond discount                                 (38)       (82)
   Realized (gain) on sales of securities available
      for sale                                                 --         (8)
   Realized (gain) on sales of loans held-for-sale           (159)      (162)
   Origination of loans held-for-sale                     (10,395)   (11,201)
   Proceeds from sales of loans held-for-sale              11,650     11,126
   Deferred income tax (benefit)                              (79)      (115)
   (Increase) in accrued interest receivable                 (192)      (477)
   Decrease in other assets                                     1         40
   Increase (decrease) in accrued interest payable
      and other liabilities                                (1,100)       810
                                                         --------   --------
      Net cash provided by operating activities             1,054      1,358
                                                         --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale                  --     (2,158)
   Proceeds from calls and maturities of securities
      available for sale                                      861      3,665
   Proceeds from sales of securities available for
      sale                                                     --        818
   Purchases of premises and equipment                        (36)      (129)
   (Increase) decrease in interest bearing cash
      balances                                               (131)     1,888
   (Increase) decrease in Federal funds sold               (2,032)    33,714
   Net (increase) in loans                                (19,749)   (41,605)
                                                         --------   --------
      Net cash (used in) investing activities             (21,087)    (3,807)
                                                         --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits,
      savings deposits and money market accounts          (13,737)     5,376
   Net increase (decrease) in time deposits                (4,833)     8,319
   Net increase in Federal Home Loan Bank advances         31,000          -
   Proceeds from issuance of common stock                   3,211         37
                                                         --------   --------
      Net cash provided by financing activities            15,641     13,732
                                                         --------   --------
(Decrease) Increase in cash and due from banks           $ (4,392)  $ 11,283
CASH AND DUE FROM BANKS
   Beginning                                             $ 19,960   $  9,286
                                                         --------   --------
   Ending                                                $ 15,568   $ 20,569
                                                         ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid on deposits and borrowed funds          $  3,844   $  1,664
                                                         ========   ========
   Income taxes paid                                     $    523   $    385
                                                         ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES,
   unrealized (loss) on securities available for sale    $   (846)  $ (2,202)
                                                         ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                   JAMES MONROE BANCORP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.

Organization. James Monroe Bancorp, Inc. was incorporated under the laws of the Commonwealth of Virginia on April 9, 1999 to be the holding company for James Monroe Bank. James Monroe Bancorp acquired all of the shares of James Monroe Bank on July 1, 1999 in a mandatory share exchange under which each outstanding share of common stock of James Monroe Bank was exchanged for one share of James Monroe Bancorp common stock. James Monroe Bank, a Virginia chartered commercial bank, which is a member of the Federal Reserve System, is James Monroe Bancorp's sole operating subsidiary. James Monroe Bank commenced banking operations on June 8, 1998. As of March 31, 2006 the Company operated the main office in Arlington, Virginia, one branch in Annandale, Virginia, one branch and a drive-up facility in Leesburg, Virginia, one branch in Fairfax City, Virginia, one branch in Chantilly, Virginia, one branch in Manassas, Virginia, and one loan production office in Gaithersburg, Maryland.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements of James Monroe Bancorp, Inc. and Subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications necessary for a fair presentation have been included. All such adjustments and reclassifications are of a normal and recurring nature. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or any other period. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005.

Stock Compensation Plans. At March 31, 2006, the Company had three stock based compensation plans. Through 2005, the Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, no stock based employee compensation cost was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective January 1, 2006, the Company has applied, using the modified prospective method, the fair value provision of SFAS 123(R), with respect to options granted or vesting on or after that date. Under the modified prospective method, prior periods are not restated to reflect stock based compensation expense in net income. The following table illustrates the effect on net income and earnings per share for the period ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation.

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

                                                       THREE MONTHS ENDED
                                                         MARCH 31, 2005
                                                       ------------------
(Dollars in thousands, except per share data)

Net income, as reported                                      $ 768
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards                                                    (112)
                                                             -----
Pro forma net income                                         $ 656
                                                             =====
Earnings per share:
   Basic- as reported                                         0.14
                                                             =====
   Basic- pro forma                                           0.12
                                                             =====

   Diluted- as reported                                       0.13
                                                             =====
   Diluted- pro forma                                         0.11
                                                             =====

Stock option plan activity for the three months ended March 31, 2006 is summarized below:

                                                          WEIGHTED
                                                          AVERAGE       INTRINSIC
                                             WEIGHTED    REMAINING      VALUE OF
                                              AVERAGE   CONTRACTUAL    UNEXERCISED
                                             EXERCISE       LIFE      IN-THE-MONEY
                                   SHARES      PRICE     (IN YEARS)      OPTIONS
                                 ---------   --------   -----------   ------------
Options outstanding, January 1     731,363      8.92
Granted                                 --        --
Exercised                         (298,792)     6.67
Canceled or expired                    (16)     7.00
                                  --------
Options outstanding, March 31      432,555     10.48         6         $5,445,053
Options exercisable, March 31      432,451     10.48         6         $5,444,194

The total intrinsic value of in the money options exercised during the three months ended March 31, 2006 was $3.4 million.

NOTE 2. EARNINGS PER SHARE

The following table discloses the calculation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005. The average shares outstanding and per share calculations have been restated to reflect the 5-for-4 stock split discussed in Note 7 and all preceding stock splits.

                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                -----------------------
                                                   2006         2005
                                                ----------   ----------
(Dollars in thousands, except per share data)

Net Income                                      $      967   $      768
                                                ==========   ==========
Weighted average shares
   outstanding--basic                            5,638,517    5,556,586
Common share equivalents for stock options         192,344      309,715
                                                ----------   ----------
Weighted average shares outstanding--diluted     5,830,861    5,866,301
                                                ==========   ==========
Earnings per share-basic                        $     0.17   $     0.14
                                                ==========   ==========
Earnings per share-diluted                      $     0.17   $     0.13
                                                ==========   ==========

NOTE 3. SECURITIES AVAILABLE FOR SALE

Securities available for sale are reported at fair value with unrealized gains and losses (net of income taxes) recorded in stockholders' equity as a component of "accumulated other comprehensive income (loss)." Actual gains and losses on the sales of these securities, if any, are computed using the specific identification method and included in "gain (loss) on sale of securities" on the income statement. The amortized cost and carrying value (estimated market value) of securities available for sale at March 31, 2006, December 31, 2005, and March 31, 2005, are summarized in the tables that follow. The Company classifies all securities as available for sale.

                                              MARCH 31, 2006
                             -----------------------------------------------
                                           GROSS        GROSS      ESTIMATED
                             AMORTIZED   UNREALIZED   UNREALIZED     MARKET
(Dollars in thousands)          COST       GAINS        LOSSES       VALUE
                             ---------   ----------   ----------   ---------
U.S. agency                   $ 97,286       $--       $(2,872)     $ 94,414
Mortgage-backed securities      18,543        21          (811)       17,753
Corporate notes                  1,845        --          (197)        1,648
Restricted stock                 3,470        --            --         3,470
                              --------       ---       -------      --------
   Total securities           $121,144       $21       $(3,880)     $117,285
                              ========       ===       =======      ========

                                              DECEMBER 31, 2005
                             -----------------------------------------------
                                           GROSS        GROSS      ESTIMATED
                             AMORTIZED   UNREALIZED   UNREALIZED     MARKET
(Dollars in thousands)          COST       GAINS        LOSSES       VALUE
                             ---------   ----------   ----------   ---------
U.S. agency                   $ 99,276       $--       $(2,299)     $ 96,977
Mortgage-backed securities      18,968        23          (537)       18,454
Corporate notes                  1,849        --          (200)        1,649
Restricted stock                 1,906        --            --         1,906
                              --------       ---       -------      --------
   Total securities           $121,999       $23       $(3,036)     $118,986
                              ========       ===       =======      ========

                                              MARCH 31, 2005
                             -----------------------------------------------
                                           GROSS        GROSS      ESTIMATED
                             AMORTIZED   UNREALIZED   UNREALIZED     MARKET
(Dollars in thousands)          COST       GAINS        LOSSES       VALUE
                             ---------   ----------   ----------   ---------
U.S. agency                   $119,618       $--       $(2,133)     $117,485
Mortgage-backed securities      21,501        54          (433)       21,122
Corporate notes                  2,162         5          (191)        1,976
Restricted Stock                 1,696        --            --         1,696
                              --------       ---       -------      --------
   Total securities           $144,977       $59       $(2,757)     $142,279
                              ========       ===       =======      ========

Information pertaining to securities with gross unrealized losses at March 31, 2006, December 31, 2005 and March 31, 2005, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:

                                           MARCH 31, 2006
                         -------------------------------------------------
                           LESS THAN 12 MONTHS        12 MONTHS OR MORE
                         -----------------------   -----------------------
                                      UNREALIZED                UNREALIZED
(Dollars in thousands)   FAIR VALUE     (LOSS)     FAIR VALUE     (LOSS)
                         ----------   ----------   ----------   ----------
U.S. Government and
   federal agency          $31,815     $(1,040)      $62,598     $(1,832)
Mortgage backed              3,570        (138)          920        (673)
Corporate notes                728         (82)       11,901        (115)
                           -------     -------       -------     -------
   Total                   $36,113     $(1,260)      $75,419     $(2,620)
                           =======     =======       =======     =======

                                         DECEMBER 31, 2005
                         -------------------------------------------------
                           LESS THAN 12 MONTHS        12 MONTHS OR MORE
                         -----------------------   -----------------------
                                      UNREALIZED                UNREALIZED
(Dollars in thousands)   FAIR VALUE     (LOSS)     FAIR VALUE     (LOSS)
                         ----------   ----------   ----------   ----------
U.S. Government and
   federal agency          $69,704     $(1,660)      $27,268     $  (639)
Mortgage backed                 --          --        16,535        (537)
Corporate notes                 --          --         1,649        (200)
                           -------     -------       -------     -------
   Total                   $69,704     $(1,660)      $45,452     $(1,376)
                           =======     =======       =======     =======

                                           MARCH 31, 2005
                         -------------------------------------------------
                           LESS THAN 12 MONTHS        12 MONTHS OR MORE
                         -----------------------   -----------------------
                                      UNREALIZED                UNREALIZED
(Dollars in thousands)   FAIR VALUE     (LOSS)     FAIR VALUE     (LOSS)
                         ----------   ----------   ----------   ----------
U.S. Government and
   federal agency         $105,483     $(1,590)      $12,002      $(543)
Mortgage backed              9,912        (241)        8,698       (192)
Corporate notes              1,671        (191)           --         --
                          --------     -------       -------      -----
   Total                  $117,066     $(2,022)      $20,700      $(735)
                          ========     =======       =======      =====

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

The bonds in an unrealized loss position at March 31, 2006, December 31, 2005, and March 31, 2005 were temporarily impaired due to the current interest rate environment and not increased credit risk. All securities owned by the Company are payable at par at maturity. Of the securities temporarily impaired at March 31, 2006, 27 are U.S. Government agency issued bonds (Government National Mortgage Association and the Federal Home Loan Bank) rated AAA by Standard and Poor's, 34 are government sponsored enterprise issued bonds (Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) rated AAA by Standard and Poor's, and two are corporate bonds rated investment grade by Standard and Poor's. As management has the ability and intends to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 4. LOANS

Major classifications of loans at March 31, 2006, December 31, 2005, and March 31, 2005 are summarized in the following table.

                                     MARCH 31,   DECEMBER 31,   MARCH 31,
(Dollars in thousands)                  2006         2005          2005
                                     ---------   ------------   ---------
Construction loans                    $ 62,052     $ 43,860      $ 36,211
Commercial loans                        46,117       47,426        42,602
Commercial real estate loans           272,143      269,421       197,331
Real estate 1-4 family residential       1,189        1,341         1,391
Home equity loans                        7,695        8,033         5,866
Consumer loans                           8,787        8,164         7,986
Deposit overdrafts                         257          246           213
                                      --------     --------      --------
   Total loans                         398,240      378,491       291,600
Less: allowance for loan losses         (4,127)      (3,920)       (3,223)
                                      --------     --------      --------
   Net Loans                          $394,113     $374,571      $288,377
                                      ========     ========      ========

Changes in the allowance for loan losses are as follows:

                                     THREE MONTHS ENDED    YEAR ENDED    THREE MONTHS ENDED
                                          MARCH 31,       DECEMBER 31,        MARCH 31,
(Dollars in thousands)                      2006              2005              2005
                                     ------------------   ------------   ------------------
Beginning balance                          $3,920            $2,790            $2,790
Loan charge-offs:
   Commercial                                  --               (35)               --
   Consumer                                    --                (2)               (1)
                                           ------            ------            ------
         Total charge-offs                     --               (37)               (1)
Recoveries of loans previously
   charged-off:
   Commercial                                  --                --                --
   Consumer                                    --                --                --
                                           ------            ------            ------
         Total recoveries                      --                --                --
                                           ------            ------            ------
      Net charge-offs                          --               (37)               (1)
                                           ------            ------            ------
Provision for loan losses                     207             1,167               434
                                           ------            ------            ------
Ending balance                             $4,127            $3,920            $3,223
                                           ======            ======            ======

     The following table presents the amounts of nonperforming assets at the dates indicated.

                                            MARCH 31,   DECEMBER 31,   MARCH 31,
(Dollars in thousands)                         2006         2005          2005
                                            ---------   ------------   ---------
Nonaccrual loans
   Commercial                                  $221         $223          $293
   Consumer                                      --           --            --
                                               ----         ----          ----
      Total nonaccrual loans                    221          223           293
Loans past-due 90-days or more
   Commercial                                     4            9             5
   Consumer                                      17           25            17
                                               ----         ----          ----
      Total loans past-due 90-days
         or more                                 21           34            22
Restructured loans                               --           --            --
                                               ----         ----          ----
      Total nonperforming assets               $242         $257          $315
                                               ====         ====          ====

NOTE 5. DEPOSITS

Interest bearing deposits consist of the following:

                                            MARCH 31,   DECEMBER 31,   MARCH 31,
(Dollars in thousands)                         2006         2005          2005
                                            ---------   ------------   ---------
NOW accounts                                 $ 14,452     $ 12,787      $ 15,143
Savings accounts                                3,520        3,020         5,162
Money market accounts                         130,114      155,128       207,491
Certificates of deposit under $100,000         49,555       48,473        12,533
Certificates of deposit $100,000 and over     136,619      142,748        67,323
Individual retirement accounts                  2,526        2,312         1,595
                                             --------     --------      --------
   Total interest bearing deposits           $336,786     $364,468      $309,247
                                             ========     ========      ========

NOTE 6. TRUST PREFERRED CAPITAL SECURITIES

On March 25, 2002, James Monroe Statutory Trust I, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust I's outstanding common securities. On March 26, 2002, $5.2 million of the trust preferred securities were issued in a pooled underwriting totaling approximately $500 million. The securities bear interest at a rate equal to the three month LIBOR plus 360 basis points, subject to a cap of 11% which is set and payable on a quarterly basis. During 2005, the interest rates ranged from 6.15% to 7.56%. The rate for the quarterly period beginning December 27, 2005, was 8.12%. The rate for the quarterly period beginning March 27, 2006 is 8.57%. The securities have a maturity date of March 25, 2032, and are subject to varying call provisions beginning March 26, 2007.

On July 16, 2003, James Monroe Statutory Trust II, a subsidiary of the Company, was formed for the purpose of issuing redeemable trust preferred securities and purchasing the Company's junior subordinated debentures, which are its sole assets. The Company owns all of Trust II's outstanding common securities. On July 31, 2003, $4.1 million of the trust preferred securities were issued in a private placement transaction. The securities bear interest at a rate equal to the three month LIBOR plus 310 basis points, subject to a cap of 12% which is set and payable on a quarterly basis. During 2005, the interest rates ranged from 5.66% to 7.06%. The rate for the quarterly period beginning December 31, 2005, was 7.63%. The rate for the quarterly period beginning March 31, 2006 is 8.08%. The securities have a maturity date of July 31, 2033, and are subject to ranging call provisions beginning July 31, 2008.

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

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital. The portion of the securities not considered as Tier 1 capital will be included in Tier 2 capital. At March 31, 2006, $15,270,000 of the trust preferred securities qualified as Tier I capital and the remaining $2,257,000 qualified as Tier II capital.

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

NOTE 7. COMMON STOCK SPLIT

On December 28, 2005 the Company issued 1,478,317 additional shares necessary to effect a 5-for-4 common stock split in the form of a 25% stock dividend to shareholders of record on November 28, 2005. The earnings per common share for all periods prior to December 2005 have been restated to reflect the stock split.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement 140" (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Corporation does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

NOTE 9. BUSINESS COMBINATION

On March 27, 2006 the Company entered into entered into an Agreement and Plan of Merger (the "Agreement") with Mercantile Bankshares Corporation, Baltimore, Maryland ("Mercantile"), pursuant to which the Company will be merged into Mercantile, with Mercantile surviving (the "Merger"). The Agreement contemplates that James Monroe Bank, the Company's wholly owned subsidiary (the "Bank"), will be merged into Mercantile Safe Deposit & Trust Company, Mercantile's largest subsidiary bank.

In connection with the execution of the Merger Agreement, (i) the directors and executive officers of the Company entered into a Voting Agreement with Mercantile (the "Voting Agreement"); (ii) John Maxwell, President and CEO of the Company and three senior officers of James Monroe Bank, the Company's subsidiary bank, each entered into employment agreements with Mercantile, to be effective upon the effectiveness of the merger; and (iii) Richard Linhart, Chief Operating Officer of the Company, entered into a consulting Agreement, to be effective upon the effectiveness of the merger.

At the effective time, and as a result of the Merger, each outstanding share of the Company's common stock will be converted into the right to receive either
(i) $23.50 in cash without interest (the "Cash Election Price"), or (ii) 0.6033 shares of Mercantile's common stock (the "Exchange Ratio", and together with the Cash Election Price, the "Merger Consideration"). Each Company shareholder will be entitled to elect the number of shares to be exchanged for the Cash

Election Price or to make no election, in which case their shares will be converted into Mercantile shares at the Exchange Ratio, in each case subject to proration. The Agreement provides that at least 50%, and not more than 66%, of the aggregate Merger Consideration must be in the form of Mercantile common stock, and that at least 34% and not more than 50% be in cash. The Merger will be tax-free to the shareholders of the Company to the extent that they receive shares of Mercantile in exchange for their Company common stock. Outstanding options to purchase shares of Company common stock will be "rolled over" into stock options to purchase Mercantile common stock.

The Company and Mercantile have made customary representations, warranties and covenants in the Agreement, including, among others, the Company agrees (i) not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with alternative business combination transactions, (ii) to cause a meeting of shareholders to be held to consider approval of the Merger, and (iii) subject to certain exceptions, for the Company's board of directors to recommend that the Company's shareholders adopt and approve the Merger and the Agreement.

Consummation of the Merger is subject to various customary conditions which include: the approval by the Company's shareholders; no legal impediment to the Merger; the receipt of required regulatory approvals, including the expiration or termination of the waiting period under, the Bank Holding Company Act of 1956, the Bank Merger Act, and any other applicable law. The Merger Agreement contains certain termination rights for both the Company and Mercantile, and further provides that, upon termination of the Agreement under specified circumstances, the Company may be required to pay Mercantile a termination fee of up to $5,000,000.

The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

The directors and executive officers of the Company, in their capacities as shareholders of the Company, entered into a Voting Agreement with Mercantile with respect to the shares of Company common stock which they can vote. The Voting Agreements require, among other things, that such persons vote for approval of the Merger and the Agreement. Such shareholders collectively own approximately 21.7% of the outstanding shares of Company common stock, excluding shares which they may purchase upon the exercise of options. The foregoing description of the Voting Agreement is qualified in its entirety by reference to the full text of the Voting Agreement.

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

INTRODUCTION

     This Management's Discussion and Analysis reviews the financial condition and results of operations of the Company and its subsidiaries as of and for the three months ended March 31, 2006 and 2005. Some tables cover more than these periods to comply with Securities and Exchange Commission disclosure requirements or to illustrate trends over a period of time. When reading this discussion, reference should be made to the consolidated financial statements and related notes that appear herein and to our consolidated financial statements and footnotes thereto for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

     There were no changes to the Company's critical accounting policies in the first quarter of 2006. Critical accounting policies are those applications of accounting principles or practices that require considerable judgment, estimation, or sensitivity analysis by management. In the financial service industry, examples, albeit not an all inclusive list, of disclosures that may fall within this definition are the determination of the adequacy of the allowance for loan losses, valuation of mortgage servicing rights, valuation of derivatives or securities without a readily determinable market value, and the valuation of the fair value of intangibles and goodwill. Except for the determination of the adequacy of the allowance for loan losses, the Company does not believe there are other practices or policies that require significant sensitivity analysis, judgments, or estimations.

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

COMPANY HIGHLIGHTS SINCE MARCH 31, 2005 ARE:

          o    Average assets grew $85.2 million (19%).

          o    Average loans grew $118.5 million (44%).

          o    Average deposits grew $55.1 million (9%).

          o The net interest margin was 3.69% for the first three months of 2006 compared to 3.79% for the full year 2005 and 3.82% during the first three months of 2005.

          o Asset quality remained strong as the dollar volume of total nonperforming loans at March 31, 2006 declined $15,000 from December 31, 2005 to $242,000 at March 31, 2006. More importantly, the percentage of total loans represented by such nonperforming loans has declined significantly from 0.07% at December 31, 2005 to 0.06% at March 31, 2006. The allowance for loan losses totaled 1.04% of total loans outstanding at both December 31, 2005 and March 31, 2006.

          o On March 27, 2006 James Monroe Bancorp, Inc. and Mercantile Bankshares Corporation announced the execution of a definitive agreement pursuant to which the Company will merge with Mercantile Bankshares Corporation.

FINANCIAL OVERVIEW

     The following discussion provides information about the results of operations and financial condition, liquidity, and capital resources of the Company and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2005.

BALANCE SHEET

     March 31, 2006 vs. December 31, 2005 and March 31, 2005. At March 31, 2006 assets totaled $544.9 million, an increase of $14.9 million from December 31, 2005, and $80.2 million from March 31, 2005. The increase in assets over the past year has been funded by the Company's growth in deposits and short term borrowings. Since March 31, 2005, deposits increased $35.0 million, with noninterest bearing deposits increasing $7.4 million, and interest bearing deposits increasing $27.6 million. Deposits declined $18.6 million from December 31, 2005 as noninterest bearing deposits grew $9.1 million while interest bearing deposits declined $27.7 million. A portion of the decline in interest bearing deposits can be attributed to an increase in the Company's off balance sheet cash management sweep product which generates fee income for the Company. Short term borrowings totaled $31.0 million at quarter-end. There were no short term borrowings outstanding at December 31, 2005 or March 31, 2005. Through the growth in deposits and short term borrowings, combined with a reallocation of securities to higher yielding assets, the Company was able to fund growth in loans of $106.6 million over the past year and $19.7 million over the first quarter. Securities decreased $25.0 million from March 31, 2005 and $1.7 million from December 31, 2005. Overnight investments increased $6.0 million from March 31, 2005 and $2.0 million from December 31, 2005.

RESULTS OF OPERATIONS

     First Quarter 2006 vs. First Quarter 2005. For the three months ended March 31, 2006, the Company had net income of $967,000, or $.17 per diluted share, compared to $768,000 or $.13 per diluted share, for the comparable period of 2005. Annualized return on average assets was .74% for the three months ended March 31, 2006, compared to .70% for the same three month period in 2005. Return on average equity was 9.64% for the three months ended March 31, 2006, compared with 8.36% for the same three month period in 2005.

     Although the Company has continued to grow in asset size since its inception in 1998, it has been able to control its operating efficiency. Within the past two years the Company expanded into the Chantilly and Manassas markets, opened a new operations center, opened a loan production office in Gaithersburg, Maryland, and expanded its mortgage lending division. While these initiatives have increased operating expenses, as evidenced by the rise in the Bank's efficiency ratio to 66.3% for the first quarter of 2006, they have helped the Company grow and diversify into new markets. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our efficiency ratio by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, which includes securities gains or losses and gains or losses on the sale of mortgage loans. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

QUARTERLY RESULTS OF OPERATIONS

                                              2006                          2005
                                           ----------   -------------------------------------------------
                                              FIRST       FOURTH        THIRD       SECOND        FIRST
(Dollars in thousands except share data)     QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                           ----------   ----------   ----------   ----------   ----------
RESULTS OF OPERATIONS:
Net interest income                        $    4,651   $    4,756   $    4,706   $    4,345   $    4,024
Provision for loan losses                         207          154          234          345          434
Other income                                      390          383          509          403          332
Noninterest expense                             3,344        3,059        3,142        2,929        2,753
Income before taxes                             1,490        1,926        1,839        1,474        1,169
   Net income                                     967        1,269        1,210          970          768

PER SHARE DATA:
Earnings per share, basic (1)              $     0.17   $     0.23   $     0.22   $     0.18   $     0.14
Earnings per share, diluted (1)            $     0.17   $     0.22   $     0.21   $     0.17   $     0.13
Weighted average shares
   outstanding - basic (1)                  5,638,517    5,573,060    5,564,931    5,560,454    5,556,586
               - diluted (1)                5,830,861    5,944,630    5,918,374    5,859,034    5,866,301

AT PERIOD END:
Loans                                      $  398,240   $  378,491   $  362,049   $  333,603   $  291,600
Earning assets                                524,883      505,768      485,049      511,102      439,697
Total assets                                  544,871      529,921      505,723      534,261      464,627
Deposits                                      452,729      471,299      423,399      485,455      417,749
Stockholders' equity                           43,265       39,645       38,650       38,385       36,253
Book value per share (1)                   $     7.36   $     7.11   $     6.94   $     6.90   $     6.52
Shares outstanding (1)                      5,876,279    5,574,710    5,573,028    5,563,205    5,559,065

PERFORMANCE RATIOS:
Return on average assets                         0.74%        0.96%        0.95%        0.80%        0.70%
Return on average equity                         9.64%       12.86%       12.36%       10.37%        8.36%
Net interest margin                              3.69%        3.77%        3.83%        3.75%        3.82%
Efficiency ratio (2)                            66.34%       59.53%       60.25%       61.69%       63.20%

OTHER RATIOS:
Allowance for loan losses to total loans         1.04%        1.04%        1.04%        1.06%        1.11%
Equity to assets                                 7.94%        7.48%        7.64%        7.18%        7.80%
Nonperforming loans to total loans               0.06%        0.07%        0.09%        0.09%        0.11%
Net charge-offs to total loans                   0.00%        0.00%        0.00%        0.01%        0.00%
Risk adjusted capital ratios:
   Leverage ratio                                11.6%        10.6%         9.7%         9.9%        10.5%
   Tier 1                                        14.9%        14.0%        13.0%        13.3%        14.7%
   Total                                         16.3%        15.9%        14.0%        14.3%        15.8%

(1) Per share data and share data has been adjusted to reflect a 5-for-4 stock split in the form of a 25% stock dividend paid on December 28, 2005.

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

     Table 1 provides certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest earning assets and interest expense of interest bearing liabilities for the quarters ended March 31, 2006 and 2005 and the average yields earned and rates paid during those periods. These yields and costs are derived by dividing income or expense by the average daily balance of the related asset or liability for the periods presented. The Company did not have any tax exempt income during any of the periods presented in Table 1. Nonaccrual loans have been included in the average balances of loans receivable.

     First Quarter 2006 vs. First Quarter 2005. For the three month period ended March 31, 2006, net interest income increased $627,000, or 16%, to $4.7 million from $4.0 million earned during the same period in 2005. This was primarily a result of the increase in the volume of earning assets, and partially offset by growth in higher yielding deposit products and borrowed funds. During the three months ended March 31, 2006, total average earning assets increased by $84.4 million, or 20%, from the same period of 2005. Average loans outstanding grew by $118.5 million, or 44%, during the first quarter of 2006 compared to the same period in 2005, while at the same time, the yield on such loans increased by 89 basis points. Average securities declined $26.6 million, or 18%, during the first quarter of 2006 compared to the same period in 2005 and the yield on the securities portfolio increased by 18 basis points. Average Federal funds sold declined by $7.3 million, or 69%, during the first quarter of 2006 compared to the same period in 2005 and the yield on these funds increased by 250 basis points.

     During the three months ended March 31, 2006, total average interest bearing liabilities grew by $79.0 million, or 25% from the same period of 2005. Interest bearing deposits increased $53.5 million with time deposits growing $120.6 million while money market accounts declined $65.0 million, or 30% and savings accounts declined $1.4 million, or 31%. Average borrowings, which includes fed funds purchased, Federal Home Loan Bank advances and trust preferred capital notes, increased $25.5 million over the same period of 2005. Interest expense paid on liabilities for the first quarter of 2006 was $3.6 million compared with $1.8 million for the same period of 2005.

     The yield on earning assets improved 106 basis points from 5.49% for the quarter ending March 31, 2005 to 6.55% during the same period in 2006. The overall yield on loans grew 89 basis points, the securities portfolio increased 18 basis points, and Federal funds sold grew 250 basis points reflecting the overall rise in interest rates from the quarter of 2005 to the same period this year. The cost of funds increased 144 basis points from 2.25% for the quarter ending March 31, 2005 to 3.69% during the same period in 2006.

     The resulting effect of the changes in interest rates between the quarter ended March 31, 2006 and 2005, offset by changes in the volume and mix of earning assets and interest bearing liabilities resulted in a slight decline in the net interest margin of 13 basis points from 3.82% in 2005 versus 3.69% in 2006.

TABLE 1: AVERAGE BALANCE SHEETS, NET INTEREST INCOME, AND YIELDS/RATES

                                                   THREE MONTHS ENDED             THREE MONTHS ENDED
                                                     MARCH 31, 2006                 MARCH 31, 2005
                                              ----------------------------   ----------------------------
                                              AVERAGE               YIELD/   AVERAGE               YIELD/
                                              BALANCE    INTEREST    RATE    BALANCE    INTEREST    RATE
                                              --------   --------   ------   --------   --------   ------
(Dollars in thousands)
ASSETS
Loans:
   Commercial                                 $ 91,634    $1,749     7.74%   $ 71,318    $1,117     6.35%
   Commercial real estate                      272,975     4,761     7.07%    179,262     2,838     6.42%
   Consumer                                     22,959       429     7.58%     18,477       273     5.99%
                                              --------    ------             --------    ------
      Total loans                              387,568     6,939     7.26%    269,057     4,228     6.37%

Loans held for sale                              1,637        25     6.19%      1,914        25     5.30%
Taxable securities                             118,781     1,255     4.28%    145,331     1,470     4.10%
Federal funds sold and cash equivalents          3,286        38     4.69%     10,536        57     2.19%
                                              --------    ------             --------    ------
      Total earning assets                     511,272     8,257     6.55%    426,838     5,780     5.49%
                                              --------    ------             --------    ------
Less: allowance for loan losses                 (3,971)                        (2,966)
Cash and due from banks                         15,474                         15,255
Premises and equipment, net                      2,179                          2,459
Other assets                                     6,150                          4,293
                                              --------                       --------
      TOTAL ASSETS                            $531,104                       $445,879
                                              ========                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits:
   Interest bearing demand deposits           $ 13,132    $   24     0.74%   $ 13,868    $   32     0.94%
   Money market deposit accounts               148,928     1,009     2.75%    213,966     1,085     2.06%
   Savings accounts                              3,109        11     1.43%      4,506        15     1.35%
   Time deposits                               193,861     2,006     4.20%     73,232       473     2.62%
                                              --------    ------             --------    ------
      Total interest bearing deposits          359,030     3,050     3.45%    305,572     1,605     2.13%
Borrowings:
   Trust preferred capital notes                17,527       307     7.10%      9,279       136     5.94%
   Other borrowed funds                         19,444       249     5.19%      2,160        15     2.82%
                                              --------    ------             --------    ------
      Total borrowings                          36,971       556     6.10%     11,439       151     5.35%
                                              --------    ------             --------    ------
         Total interest bearing liabilities    396,001     3,606     3.69%    317,011     1,756     2.25%
                                              --------    ------             --------    ------
Net interest income and net yield
   on interest earning assets                             $4,651     3.69%               $4,024     3.82%
                                                          ======                         ======
Noninterest-bearing demand deposits             92,191                         90,527
Other liabilities                                2,213                          1,055
Stockholders' equity                            40,699                         37,286
                                              --------                       --------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUTIY                    $531,104                       $445,879
                                              ========                       ========

     Table 2 shows the composition of the net change in net interest income for the periods indicated, as allocated between the change due to changes in the volume of average earning assets and interest bearing liabilities, and the changes due to changes in interest rates. As the table shows, the increase in net interest income of $627,000 for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, is due to the growth in the volume of earning assets and interest bearing liabilities. While the rise in interest rates has, to date, had an impact on interest income, it has had a greater impact on interest expense. Management has controlled its exposure to changes in interest rates such that the steadily rising interest rate environment has resulted in a modest $144,000 decline of net interest income during the first quarter of 2006 compared to the same quarter last year, whereas the growth in earning assets and interest bearing liabilities resulted in an increase of $771,000 to net interest income. Interest income increased $2.5 million during the first quarter of 2006 compared to the first quarter of 2005 as higher yielding loans grew at a faster pace than securities and overnight investments resulting in a $1.6 million increase in interest income attributable to asset growth while changes in rates resulted in growth of interest income of $926,000. Interest expense during these comparable quarters increased $1.9 million with $780,000 of this rise attributable to growth in interest bearing liabilities while changes in rates resulted in an increase of interest expense of $1.1 million.

TABLE 2

                                          THREE MONTHS ENDED MARCH 31,
                                                  2006 VS. 2005
                                          ----------------------------
                                                        DUE TO CHANGE
                                           INCREASE       IN AVERAGE
                                              OR       ---------------
                                          (DECREASE)   VOLUME    RATE
                                          ----------   ------   ------
(Dollars in thousands)
EARNING ASSETS:
Loans                                       $2,711     $1,862   $  849
Mortgage loans                                  --         (4)       4
Taxable securities                            (215)      (269)      54
Federal funds sold and cash equivalents        (19)       (39)      20
                                            ------     ------   ------
   Total interest income                     2,477      1,551      926

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits                (8)        (2)      (6)
Money market deposit accounts                  (76)      (330)     254
Savings deposits                                (4)        (5)       1
Time deposits                                1,533        779      754
Borrowed funds                                 405        337       68
                                            ------     ------   ------
   Total interest expense                    1,850        780    1,070
                                            ------     ------   ------
      Net interest income                   $  627     $  771   $ (144)
                                            ======     ======   ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is based upon a methodology that includes among other factors, a specific evaluation of commercial and commercial real estate loans that are considered special mention, substandard or doubtful. All other loans are then categorized in pools of loans with common characteristics. A potential loss factor is applied to these loans which considers the historical charge off history of the Company and its peer group, trends in delinquencies and loan grading, current economic conditions, and factors that include the composition of the Company's loan portfolio. At March 31, 2006, the Company had a $163 thousand impaired loan on nonaccrual status, and an additional $79,000 in loans on nonaccrual status or past due 90 days or more and still accruing. See
Note 4 to the unaudited consolidated financial statements for additional information regarding the Company's asset quality and allowance for loan losses. While the dollar volume of total nonperforming loans at March 31, 2006 declined $15,000, or 6%, from $257,000 at December 31, 2005, and $73,000, or 23%, from
March 31, 2005 to $242,000 at March 31, 2006, more importantly, the percentage of total loans represented by such nonperforming loans has declined significantly from 0.11% at March 31, 2005 to 0.07% at December 31, 2005 to 0.06% at March 31, 2006.

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

                                       MARCH 31, 2006    DECEMBER 31, 2005     MARCH 31, 2005
                                     -----------------   -----------------   -----------------
                                               PERCENT             PERCENT             PERCENT
                                              OF TOTAL            OF TOTAL            OF TOTAL
                                     AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS
                                     ------   --------   ------   --------   ------   --------
(Dollars in thousands)
Construction loans                   $  478     15.6%    $  338     11.6%    $  312     12.4%
Commercial loans                        926     11.6%       982     12.5%       725     14.6%
Commercial real estate loans          2,632     68.3%     2,516     71.2%     2,073     67.7%
Real estate 1-4 family residential        3      0.3%         4      0.4%        16      0.5%
Home equity loans                        20      1.9%        21      2.1%        15      2.0%
Consumer loans                           68      2.3%        59      2.2%        82      2.8%
                                     ------     ----     ------     ----     ------     ----
   Balance end of the period         $4,127      100%    $3,920      100%    $3,223      100%
                                     ======     ====     ======     ====     ======     ====

LOANS

     The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At March 31, 2006, total loans were $398 million, a 36.6% increase from the $291.6 million in loans outstanding at March 31, 2005. Total loans at March 31, 2006 represented a 5.2% increase from the $378.5 million of loans at December 31, 2005. In general, loans are internally generated with the exception of a small percentage of participation loans purchased from other local community banks. Lending activity is largely confined to our market of Northern Virginia. We do not engage in highly leveraged transactions or foreign lending activities.

     Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short term (five year or less final maturity) and/or floating or adjustable rate commercial loans made to small to medium sized companies. We do not have any agricultural loans in the portfolio. There are no substantial loan concentrations to any one industry or to any one borrower.

     Virtually all of the Company's commercial real estate mortgage and development loans, which account for approximately 68% of our total loans at March 31, 2006, relate to property in the Northern Virginia market. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. The local real estate market remains generally strong, and the Company attempts to mitigate risk though careful underwriting, including primary reliance on the borrower's financial capacity and ability to repay without resort to the property, and lends primarily with respect to properties occupied or managed by the owner.

     The Company's 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. As reflected in Table 4, 23% of the Company's loans are fixed rate loans and 95% of the Company's loans reprice or have a maturity date that falls within five years.

     Consumer loans consist primarily of secured installment credits to individuals. The consumer portfolio, which includes consumer loans, home equity loans, and 1-4 family residential loans, represents 4.5% of the loan portfolio at March 31, 2006, as compared to 5.1% at March 31, 2005 and 4.7% at December 31, 2005.

TABLE 4

     Table 4 shows the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at March 31, 2006. Maturities are based on the earlier of contractual maturity or repricing date. Demand loans, loans with no contractual maturity and overdrafts are represented in one year or less.

                                                     MARCH 31, 2006
                                     ------------------------------------------------
                                                   AFTER ONE
                                       WITHIN    YEAR THROUGH   AFTER FIVE
(Dollars in thousands)                ONE YEAR    FIVE YEARS       YEARS       TOTAL
                                     ---------   ------------   ----------   --------
Construction loans                    $ 53,872     $  3,002       $ 5,178    $ 62,052
Commercial loans                        36,509        9,377           231      46,117
Commercial real estate loans           129,721      128,727        13,695     272,143
Real estate 1-4 family residential         243          651           295       1,189
Home equity loans                        7,695           --            --       7,695
Consumer loans                           7,279        1,508            --       8,787
Deposit overdrafts                         257           --            --         257
                                      --------     --------       -------    --------
   Total loans                        $235,576     $143,265       $19,399    $398,240
                                      ========     ========       =======    ========

                                                   AFTER ONE
                                       WITHIN    YEAR THROUGH   AFTER FIVE
(Dollars in thousands)                ONE YEAR    FIVE YEARS      YEARS        TOTAL
                                     ---------   ------------   ----------   --------
Fixed rate                            $ 37,318     $ 44,382      $ 9,173     $ 90,873
Variable/Adjustable rate               198,258       98,883       10,226      307,367
                                      --------     --------      -------     --------
   Total loans                        $235,576     $143,265      $19,399     $398,240
                                      ========     ========      =======     ========

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

     The following table provides information regarding the composition of our investment portfolio at the dates indicated.

TABLE 5

                                                  AT MARCH 31, 2006       AT MARCH 31, 2005
                                                ---------------------   ---------------------
                                                           PERCENT OF              PERCENT OF
(Dollars in thousands)                           BALANCE    PORTFOLIO    BALANCE    PORTFOLIO
                                                --------   ----------   --------   ----------
Available for sale (fair value):
   U.S. Agency                                  $ 94,414      80.4%     $117,485      82.6%
   Mortgage-backed securities                     16,849      14.4%       19,673      13.8%
   Adjustable rate mortgage-backed securities        904       0.8%        1,449       1.0%
   Corporate bonds                                 1,648       1.4%        1,976       1.4%
   Restricted stock                                3,470       3.0%        1,696       1.2%
                                                --------     -----      --------     -----
      Total                                     $117,285     100.0%     $142,279     100.0%
                                                ========     =====      ========     =====

TABLE 6

     The following table provides information regarding the maturity composition of our investment portfolio, at fair value, at March 31, 2006.

                             MATURITY OF SECURITIES
                                Years to Maturity

                                       Within          Over 1 Year       Over 5 Years           Over
                                       1 Year        through 5 Years   through 10 Years       10 Years            Total
                                   ---------------   ---------------   ----------------   ---------------   ----------------
(Dollars in thousands)             Amount    Yield   Amount    Yield    Amount   Yield     Amount   Yield     Amount   Yield
                                   -------   -----   -------   -----   -------   ------   -------   -----   --------   -----
AVAILABLE FOR SALE (FAIR VALUE):
U. S. Agency                       $30,976    4.00%  $60,491   3.93%    $   --     --     $ 2,947   6.00%   $ 94,414    4.02%
Mortgage-backed securities              16    6.43%      272   4.53%     1,916   4.19%     14,645   4.82%     16,849    4.75%
Adjustable rate mortgage-
   backed securities                    --      --        --     --         --     --         904   3.94%        904    3.94%
Corporate bonds                         --      --       920   4.50%       728   6.13%         --     --       1,648    5.22%
Restricted stock                        --      --        --     --         --     --       3,470   5.56%      3,470    5.56%
                                   -------           -------            ------            -------           --------
   Total                           $30,992    4.00%  $61,683   3.94%    $2,644   4.72%    $21,966   5.06%   $117,285    4.18%
                                   =======           =======            ======            =======           ========

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

     At March 31, 2006, we were modestly liability sensitive in the short term and then we become asset sensitive beyond three years. This is primarily caused by the assumptions used in allocating a repricing term to nonmaturity deposits--demand deposits, savings accounts, and money market deposit accounts. The actual impact due to changes in interest rates is difficult to quantify in that the administrative ability to change rates on these products is influenced by competitive market conditions in changing rate environments, prepayments of loans, customer demands, and many other factors. These products may not reprice consistently with assets such as variable rate commercial loans or other loans that immediately reprice as the prime rate changes. While the traditional gap analysis and the matched funding matrix show a general picture of our potential sensitivity to changes in interest rates, it cannot quantify the actual impact of interest rate changes.

     Thus, the Company manages its exposure to possible changes in interest rates by simulation modeling or "what if" scenarios to quantify the potential financial implications of changes in interest rates. In practice, each quarter approximately 14 different "what if" scenarios are evaluated which include the following scenarios: Static Rates, Most Likely Rate Projection, Rising Rate Environment, Declining Rate Environment, Ramp Up 100bp and 200bp over 12-months, and Ramp Down 100bp and 200bp over 12-months scenarios. In addition, 8 rate shock scenarios are modeled at 50bp up and 50bp down increments but not below zero. At March 31, 2006, the following 12-month impact on net interest income is estimated to range from a positive impact of 8.2% in a rising rate scenario, to a negative impact of 3.4% if rates decline 200 basis points from current levels. In the rate shock scenarios the 12-month impact on net interest income is estimated to range from a positive impact of 2.6% if rates were to immediately increase 200 basis points, to a negative impact of 3.5% if rates were to immediately decline 200 basis points. The Company believes these ranges of exposure to changes in interest rates to be well within acceptable range given a wide variety of potential rate change scenarios. This process is performed each quarter to ensure the Company is not materially at risk to possible changes in interest rates.

     The following are the projected potential percentage impact on the Company's net interest income over the next 12 months for the scenarios the Company believes are most likely to occur, but measured against a static interest rate environment as of March 31, 2006. The Company is positioned to improve earnings if rates continue to rise. With respect to further reductions in rates, the Company would experience further negative implications on margins and earnings; however, the Company does not believe that a 200 basis point decline is realistic given that interest rates remain at low levels, and in light of the Federal Reserve's indications with respect to the interest rate environment. Thus management believes the exposure to further changes in anticipated interest rates would not have a material negative effect on the results of operations, although there can be no assurance.

                    Rising Rate Scenario          8.2%
                    Ramp Up 200bp- 12 months      2.9%
                    Ramp Up 100bp- 12 months      1.6%
                    Most Likely Rates             2.3%
                    Static Rates                  -0-%
                    Ramp Down 100bp- 12 months   (1.7)%
                    Ramp Down 200bp- 12 months   (3.4)%
                    Low Rate Environment         (2.0)%

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

     The following table shows the detail of noninterest income for the three and nine month periods ended March 31, 2006 and 2005.

TABLE 7

     The categories of noninterest income that exceed 1% of operating revenue are as follows:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
             (Dollars in thousands)                    2006   2005
                                                       ----   ----
             Service charges on deposit accounts       $111   $ 75
             Cash management fees                        44     28
             Other fee income                            76     59
             Gain on sale of loans                      159    162
             Gain on sale of securities                  --      8
                                                       ----   ----
                Total noninterest income               $390   $332
                                                       ====   ====

     The increase in noninterest income during the three month period ended March 31, 2006 compared to the same period last year is due in large part to an increase in service charges on deposit accounts and cash management fees as volumes have increased.

TABLE 8

     The categories of noninterest expense that exceed 1% of operating revenue are as follows:

                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                               ------------------
            (Dollars in thousands)                2006     2005
                                                 ------   ------
            Salaries and benefits                $2,043   $1,611
            Occupancy cost, net                     322      307
            Equipment expense                       180      167
            Professional fees                        44       38
            Data processing costs                   181      148
            Advertising and public relations         80       61
            State franchise tax                     129       82
            Director fees                            76       49
            Compliance expense                       14       43
            Other                                   275      247
                                                 ------   ------
               Other noninterest expense         $3,344   $2,753
                                                 ======   ======

     Noninterest expense increased $591,000 from $2.8 million to $3.3 million for the first quarter of 2006, as compared to the same period in 2005. Approximately 73% of this increase is in salary and benefit costs. Throughout 2005 the Company added personnel and administrative staff to support the growth in customers and transactions being processed. Occupancy costs and equipment costs increased 5% and 8% respectively over the first quarter of 2006 as a loan production office was added in Maryland and the mortgage division occupied a new facility starting in the third quarter of 2005. The increase in state franchise tax is due to the increased capital of the Bank from earnings retention and capital infusions in 2005. Compliance expense is now captured as a separate category and includes expenses related to compliance with regulatory initiatives such as the Bank Secrecy Act, Section 404 of Sarbanes-Oxley, and the Graham-Leach-Bliley Act.

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

TABLE 9

     The following table reflects deposits by category for the periods indicated.

                                                                    THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------------------------------------
                                                         2006                 2005                 2004
                                                 ------------------   ------------------   ------------------
                                                  AVERAGE   AVERAGE    AVERAGE   AVERAGE    AVERAGE   AVERAGE
(Dollars in thousands)                            BALANCE     RATE     BALANCE     RATE     BALANCE     RATE
                                                 --------   -------   --------   -------   --------   -------
Deposits:
   Noninterest-bearing demand                    $ 92,191      --%    $ 90,527      --%    $ 68,432      --%
   Interest-bearing demand                         13,132    0.74       13,868    0.94       11,708    0.65
   Money market                                   148,928    2.75      213,966    2.06      126,366    1.70
   Savings                                          3,109    1.43        4,506    1.35        2,759    1.17
   Certificates of deposit of $100,000 or more    141,189    4.26       59,028    2.64       33,003    2.25
   Other time                                      52,672    4.03       14,204    2.48       14,535    2.32
                                                 --------             --------             --------
      Total interest bearing deposits             359,030    3.45%     305,572    2.13%     188,371    1.77%
                                                 --------             --------             --------
         Total deposits                          $451,221             $396,099             $256,803
                                                 ========             ========             ========

TABLE 10

     The following table indicates the amount of certificates of deposit of less than $100,000 and $100,000 or more, and their remaining maturities as of March 31, 2006.

                                3 MONTHS    4 TO 6    7 TO 9   10 TO 12   OVER 12
(Dollars in thousands)           OR LESS    MONTHS    MONTHS    MONTHS     MONTHS     TOTAL
                                --------   -------   -------   --------   -------   --------
Certificates of deposit less
   than $100,000                 $ 3,672   $31,617   $ 6,297    $ 6,614   $ 3,880   $ 52,081
Certificates of deposit of
   $100,000 or more               30,439    54,116    14,228     24,569    13,267    136,619
                                 -------   -------   -------    -------   -------   --------
Total certificates of deposit    $34,111   $85,733   $20,525    $31,183   $17,148   $188,700
                                 =======   =======   =======    =======   =======   ========

CAPITAL MANAGEMENT

     Management monitors historical and projected earnings, asset growth, as well as its liquidity and various balance sheet risks in order to determine appropriate capital levels. At March 31, 2006, stockholders' equity increased $7.0 million to $43.3 million from the $39.6 million in equity at March 31, 2005. The rise in equity was a result of the $4.4 million increase in retained earnings over the past twelve months offset by the $766,000 decrease in other comprehensive income resulting from an increase in unrealized losses on securities. In addition, $3.4 million was contributed to capital from the exercise of options and sale of shares in the Company's KSOP plan.

     Capital Requirement. A comparison of the Company's and the Bank's regulatory capital at March 31, 2006, compared to minimum regulatory capital guidelines is shown in the table that follows.

TABLE 11

                                       MINIMUM      MINIMUM TO BE
                            ACTUAL   GUIDELINES   "WELL CAPITALIZED"
                            ------   ----------   ------------------
Total Risk-Based Capital
   Company                   16.3%       8.0%            N/A
   Bank                      12.3%       8.0%           10.0%

Tier 1 Risk-Based Capital
   Company                   14.9%       4.0%            N/A
   Bank                      11.3%       4.0%            6.0%

Tier 1 Leverage Ratio
   Company                   11.6%       4.0%            N/A
   Bank                       8.9%       4.0%            5.0%

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     For information about off balance sheet arrangements and contractual obligations of the Company, refer to item 7 of the Company's Form 10-K for the year ended December 31, 2005. There have been no material changes in off balance sheet arrangements and contractual obligations of the Company since December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Liquidity and Interest Rate Sensitivity Management."

ITEM 4. CONTROLS AND PROCEDURES

     The Company's management, under the supervision and with the participation of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                           PART II. Other Information

Item 1. Legal Proceedings                                     None

Item 1A. Risk Factors - There have been no material changes to the risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2005.

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

4(f) Guarantee Agreement dated as of July 31, 2003, between James Monroe Bancorp, Inc. and U.S. Bank, National Association, as trustee (3)

4(d) Indenture, dated as of October 3, 2005 between James Monroe Bancorp, Inc. and U.S. Bank National Association, as trustee (3)

4(e) Amended and Restated Declaration of Trust, dated as of October 3, 2005 among James Monroe Bancorp, Inc., U.S. Bank National Association, as trustee, and John R. Maxwell and John J. Brough as Administrators (3)

4(f) Guarantee Agreement dated as of October 3, 2005, between James Monroe Bancorp, Inc. and U.S. Bank National Association, as trustee (3)

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


Date: May 12, 2006                      BY: /s/John R. Maxwell
                                            ------------------------------------
                                            John R. Maxwell, President &
                                            Chief Executive Officer


Date: May 12, 2006                      BY: /s/ Richard I. Linhart
                                            ------------------------------------
                                            Richard I. Linhart, Senior Executive
                                            Vice President & Chief Operating
                                            Officer


Date: May 12, 2006                      BY: /s/ John J. Brough
                                            ------------------------------------
                                            John J. Brough, Executive Vice
                                            President & Chief Financial Officer